Form 10-K
period 2024-12-31
Profound Medical Corp.
filed 2025-03-07
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-39032

PROFOUND MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Skymark Avenue, Unit #6, Mississauga, Ontario, Canada (Address of principal executive offices)	L4W 5K5 (Zip Code)

Registrant’s telephone number, including area code (647) 476-1350

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value Per Share	PROF	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $241,514,836.

As of March 7, 2025, the registrant had 30,039,809 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Profound Medical Corp. (“ Profound” or the “Company”), a corporation organized under the laws of Ontario, Canada, qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States. The Company has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (the “SEC”) instead of filing on the reporting forms available to foreign private issuers.

Although the Company has voluntarily chosen to file periodic reports and current reports, as well as registration statements, on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

i

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2024, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our ability to maximize capture of future milestones payments, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

●	the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;
●	our workforce reduction and related restructuring activities;
●	our ability to realize the anticipated benefits of our corporate strategy;
●	our cash runway and the sufficiency of our financial resources to fund our operations;
●	the initiation, timing, progress, results, and decisions of our partners’ development activities, preclinical studies and clinical trials with respect to our product candidates;
●	our collaborators’ election to pursue or continue research, development and commercialization activities;
●	our ability to obtain future reimbursement and/or milestone payments from our collaborators;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	our partners’ ability to successfully commercialize our partnered product candidates;
●	the size and growth of the markets for our partnered product candidates and our partners’ ability to serve those markets;
●	the rate and degree of market acceptance of any future products;
●	the success of competing products that are or may become available;
●	regulatory developments in the United States and other countries;
●	and any restrictions on our ability to use our net operating loss carryforwards.

PART I

Item 1.    BUSINESS

We are a commercial-stage medical device company focused on the development and marketing of customizable, incision-free therapeutic systems for the ablation of diseased tissue utilizing our platform technologies. Our lead product, the TULSA-PRO system, combines real-time MRI, robotically-driven transurethral sweeping action/thermal ultrasound and closed-loop temperature feedback control to ablate whole gland or physician defined region of malignant or benign prostate tissue. The TULSA-PRO system has been shown in clinical and commercial settings to be an effective tool for physicians who are treating prostate diseases including cancer and other conditions such as benign prostatic hyperplasia (“BPH”).

In August 2019, the TULSA-PRO system received FDA clearance as a Class II device in the United States for thermal ablation of prescribed prostate tissue, using TULSA based on the Company’s TACT whole gland ablation pivotal study. It is also CE Marked in the EU for ablation of targeted prostate tissue (benign or malignant). The TULSA-PRO system was approved by Health Canada in November 2019.

Our Sonalleve system is CE Marked in the EU for ablation of uterine fibroids and adenomyotic tissue, palliative relief of pain associated with bone metastases, treatment of osteoid osteoma, and management of benign desmoid tumors. The Sonalleve system is also approved in China and South Korea for non-invasive treatment of uterine fibroids. In November 2020, the Sonalleve system received HDE approval from the FDA for treatment of osteoid osteoma in the extremities.

Our systems are designed to be used with MRI scanners and are currently compatible with select MRI scanners manufactured by Philips, Siemens and GE Healthcare. We have generated revenues from the commercialization of our systems in the United States, EU and Asia. With the goal of increasing commercial adoption of products, we continue to pursue additional regulatory approvals in international jurisdictions and invest in research and development and in clinical studies designed to increase the body of evidence necessary to support customer coverage and reimbursement, both government and private payors. We may also consider synergistic strategic acquisitions to expand the applications of our platform technology and expand our commercial footprint.

Our business model in the United States is based primarily upon recurring revenues, charging a one-time fee that includes a supply of one-time-use devices, use of the TULSA-PRO and its ‘Profound Genius Services’, which provides comprehensive clinical training and case support focused on workflow efficiency. In other, international markets, and more recently in the United States, we continue to deploy a business model that consists of two components - sales of durable goods and one-time-use devices for each patient treated.

Our financial strategy to date has been to raise sufficient funds through securities offerings and bank financings to fund specific programs within a focused budget, and, following the August 2019 FDA clearance of our TULSA-PRO system, to drive commercial utilization. As our commercialization efforts increase and/or further program development costs increase, we may need to raise additional capital. See Item 4, “Risk Factors” for more information.

Our Technology Platform

Based on the clinical data from the TACT pivotal trial and additional studies conducted in the European Union (EU), we believe physicians may elect to use TULSA-PRO to ablate benign or malignant prostate tissue in patients with a variety of prostate diseases, including prostate cancer and BPH. Prostate cancer is one of the most common types of cancer affecting men. The annual incidence of newly diagnosed cases in 2024 is estimated to reach 299,010 in the United States according to the American Cancer Society, representing 29% of all new cancer diagnoses in men. The American Cancer Society further estimates that there are currently 3.3 million men living with prostate cancer in the United States, increasing to 5.8 million men when also including EU. Although 10-year survival outcomes for localized prostate cancer remain favorable, it remains the second-leading cause of cancer death in American men, behind only lung cancer. BPH is a histologic diagnosis that refers to the proliferation of smooth muscle and epithelial cells within the prostatic transition zone. According to the American Urological Association, BPH is nearly ubiquitous in the aging male population with worldwide autopsy-proven increase in histological prevalence starting at ages 40 to 45 years, reaching 60% at age 60 and 80% at age 80.

Illustration of our TULSA-PRO disposable and how it is utilized during a prostate ablation procedure.

TULSA-PRO delivers ultrasound energy through a transurethral catheter, a one-time-use device that is placed in the patient’s prostate through a natural orifice. Ultrasound energy is then delivered by the catheter in the shape of a plane or focused to a blade.

Externally, the catheter is connected to a software-controlled robot that rotates up to 360-degrees in a sweeping action to impart thermal energy and thus ablate tissue. The real-time temperature measurement of the prostate via MRI thermometry is coupled with closed-loop process control. The feedback enables delivery of the appropriate amount of ultrasound energy to gently heat the physician-prescribed region of prostate tissue to the target temperature required for cell kill without boiling or charring the tissue. To preserve the urethra within the prostate, the temperature of the transurethral catheter is maintained at an appropriate level by circulating water inside the catheter. Similarly, a water-cooled, specially designed catheter is placed in the patient’s rectum during the ablation process to keep it protected from thermal damage during the procedure. The TULSA-PRO in conjunction with its Thermal Boost module, enables surgeons to temporarily increase the ablation target temperature in treatment boundary regions which might harbor higher risk cancer features in large prostates where the treatment radius is >15 mm, further increasing user confidence that sufficient margins have been ablated. A study published in the Journal of Urology in March 2021, Magnetic Resonance Imaging-Guided Transurethral Ultrasound Ablation of Prostate Cancer, found that TULSA-PRO’s incision-free, controlled and gentle heating process may result in lower post procedural pain and complications, faster recovery, and reduced potential for side-effects that diminish quality of life, all the while delivering effective ablation of targeted diseased tissue, and significant, desirable shrinkage of the prostate via resorption of the dead tissue over time, which may provide long-term durable benefit.

TULSA-PRO system complete workflow with the MRI system.

Sonalleve delivers its ultrasound energy via a disc located outside the patient. Its ultrasound energy is focused to create small cylindrical hot spots a certain distance into the patient. Overlapping cylinders create ablation of the physician-prescribed desired tissue. Similar to TULSA-PRO, Sonalleve also provides for controlled temperature increases to achieve cell kill.

Sonalleve system integrated with MRI magnet.

The physician is in charge of using the Profound devices and decides which tissue needs to be ablated to impart therapeutic effect. We believe that in the hands of trained physicians, our systems have the ability to provide customizable, incision-free ablative therapies with the precision of real-time MRI visualization and thermometry, focused ultrasound and closed-loop temperature feedback control as shown below. A study published in the Journal of Urology in March 2021, Magnetic Resonance Imaging-Guided Transurethral Ultrasound Ablation of Prostate Cancer, found that our technologies offer clinicians and appropriate patients a better alternative to traditional surgical or radiation therapies, with respect to clinical outcomes, side effects and recovery time.

Customizable incision-free ablation of unrivalled variety of prostate indications.

Products

TULSA-PRO

Clinical Studies

In March 2014, we completed enrollment and treatment of 30 patients in the TULSA multi-jurisdictional safety and precision study. Based on the trial results, in April 2016, Profound received a CE Certificate of Conformity for the TULSA-PRO system from its Notified Body in the EU. In the fourth quarter of 2016, Profound initiated a pilot commercial launch of TULSA-PRO in key European markets where the CE Mark is accepted.

We received FDA clearance for the TULSA-PRO system in August 2019 for transurethral ultrasound ablation of prostate tissue, based on results from the Company’s TACT Pivotal Clinical Trial. The TACT Pivotal Clinical Trial is a prospective, open-label, single-arm pivotal clinical study, which initially included 115 treatment-naïve localized prostate cancer patients across 13 research sites in the United States, Canada and Europe, enrolled patients between August 2016 and February 2018. Subsequent to FDA clearance in 2019, the TACT trial re-opened enrollment of an additional 35 patients across 3 research sites in the United States (2 sites from the initial TACT recruitment period and 1 new additional site) to increase the proportion of men in the study who are American and with intermediate-risk prostate cancer.

Localized Prostate Cancer, Ablation Safety and Efficacy: TACT Pivotal Study

The TACT Pivotal Clinical Trial is a large, multi-center prospective study in which men with predominately intermediate-risk prostate cancer received whole gland ablation sparing the urethra and apical sphincter. Results demonstrate that MRI-guided TULSA is a minimally invasive procedure for effective prostate cancer ablation with a favorable side effect profile, minimal impact on quality of life and low rates of residual disease. TACT met its primary regulatory endpoint of prostate-specific antigen (“PSA”) reduction in 96% of men to a median nadir of 0.34 ng/ml and 0.5 ng/ml at 12 months. Median decrease in perfused prostate volume as assessed by a central radiology core lab using 12-month MRI was 91%, from a median 37 cc at baseline to 2.8 cc. At 12 months, extensive biopsy sampling of the markedly reduced prostate volume demonstrated histological benefit of elimination of clinically significant prostate cancer for nearly 80% of men. There was no evidence of cancer in 65% of men and 14% had low-volume clinically insignificant disease. The authors noted, however, that thermally fixed non-viable cells can retain their apparently malignant tissue morphology, confounding Gleason grading and potentially introducing false positives. By two and five years, 7% and 21.7%, of men sought additional treatment for their prostate cancer (prostatectomy, radiation, second TULSA not allowed by protocol). Two-thirds of study subjects with clinically significant cancer (ISUP Grade Group [GG] ≥ 2) had extensive disease (either bilateral or ≥5 positive cores), allowing for evaluation of oncologically relevant secondary outcomes including PSA stability, post-treatment biopsy, and salvage treatment. Notwithstanding the limitations of comparisons between ablative and extirpative therapies, the 21.7% five-year rate of salvage treatment and 21% rate of residual clinically significant prostate cancer in intermediate-risk patients are in line with accepted rates of early failure or additional intervention after standard treatments and goals for retreatment after ablative therapies. By five years, the median PSA nadir further reduced to 0.26 ng/ml. PSA reduction was durable over the extended follow-up period, from 0.53 ng/ml at one year to 0.63 ng/ml at five years.

TACT clinical trial PSA outcome to 5 years.

TULSA was associated with a high degree of safety and maintenance of quality-of-life, durable to five years and comparing favorably to radical prostatectomy and other whole-gland ablation techniques. At 12 months, 96% of men returned to baseline urinary continence, and 75% of potent men maintained or returned to erections sufficient for penetration. These rates continued to improve with increasing recovery time, with 97% of patients socially continent and 87% recovering erectile function at five years. A total of 12 attributable grade 3 adverse events occurred in 8% of men, including genitourinary infection (4%), urethral stricture (2%), urinary retention (1.7%), urethral calculus and pain (1%), and urinoma (1%), all of which resolved by 12 months. There were no attributable grade 4 or higher events, rectal injuries, severe incontinence requiring surgical intervention, or severe erectile dysfunction unresponsive to medication.

TACT clinical trial urinary continence and erectile function outcomes to five years.

Other TULSA Clinical Studies

Localized Prostate Cancer, Durability of Outcomes: Safety and Precision Study

Our initial multi-jurisdictional clinical trial, which enrolled 30 subjects, demonstrated that MRI-guided TULSA is safe and precise for ablation in patients with localized prostate cancer, providing spatial ablation precision of ± 1.3 mm with a well-tolerated side-effect profile and minor or no impact on urinary, erectile and bowel function at 12 months. Notably, there was no intent to treat in this study which mandated a conservative whole-gland treatment plan less a generous, 3 mm, circumferential safety margin. There was no grade 4 or higher adverse events, one transient attributable grade 3 event (epididymitis), and notably no injury to rectal or periprostatic structures. Functional outcomes measured with the International Prostate Symptom Score (“IPSS”) and International Index of Erectile Function (IIEF-15), both showed a favorable, anticipated trend of initial deterioration with subsequent, gradual improvement toward baseline levels. Intra-operative MRI thermometry measured 90% thermal ablation of the prostate gland, consistent with the wide safety margin which was expected to spare 10% viable prostate at the gland periphery. The median PSA decreased 90% from 5.8 ng/ml pre-treatment to nadir of 0.6 ng/ml, and median prostate volume reduced by 88% on one-year MRI. Even though there was no oncologic intent, and many cancers occur in the intentionally untreated region of the prostate, residual disease was assessed. Prostate biopsy at one year identified decreased cancer burden with 61% reduction in cancer length, clinically significant cancer was found in 9 of 29 men (31%), and any cancer in 16 of 29 (55%).

Follow-up data to three and five years demonstrate durability of the outcomes, with continued treatment safety and stable quality of life, as well as predictable PSA and biopsy oncological outcomes based on treatment-day imaging and early PSA follow-up, without precluding any potential salvage therapy options. Repeat prostate biopsy at three years demonstrated durable histological outcomes, with only one subject upgrading to GG 1 from negative at 12 months, and one subject upgrading to GG 2 from GG 1 at 12 months. Between one and five years, there were no new serious adverse events. By five years, 16 men completed protocol follow-up, three withdrew with PSA <0.4 ng/ml, 10 had salvage therapy without complications (six prostatectomy, three radiation and one laser ablation), and one died of an unrelated cause. Of 16 men with complete follow-up data, five-year median PSA remained at 0.55 ng/ml. Median IPSS of 6 at baseline was stable at 5 by three months, and 6.5 at five years. At baseline, 9 of 16 had erections sufficient for penetration, 11 of 16 at one year, and 7 of 16 at five years. All 16 subjects had leak-free, pad-free continence at one and five years. Predictors of salvage therapy included lower ablation coverage and higher PSA nadir. At five years after TULSA, cancer specific survival was 100%, and overall survival 97%.

Clinical Studies of TULSA for Benign Prostatic Hyperplasia (BPH), Relief of Lower Urinary Tract Symptoms (LUTS)

Promising safety and feasibility of the TULSA-PRO system to relieve Lower Urinary Tract Symptoms (“LUTS”) associated with BPH has been demonstrated in two clinical studies showing improvements in IPSS comparable to modern minimally invasive surgical therapies. A retrospective 30 patient prostate cancer Safety and Precision Study analysis from the clinical study of a subgroup of nine patients who also had LUTS concurrent with prostate cancer (baseline IPSS ≥ 12) demonstrated significant IPSS improvement of 58% from 16.1 to 6.3 at 12 months (p=0.003), with at least a moderate (≥ 6 points) symptom reduction in eight of nine patients. IPSS Quality of Life (“QoL”) improved in eight of nine patients. Erectile function (IIEF-EF) remained stable from 14.6 at baseline to 15.7 at 12 months. The proportion of patients with erections sufficient for penetration was unchanged. Full urinary continence (pad-free, leak-free) was achieved at 12 months in all patients. In five men who suffered from more severe symptoms (baseline IPSS ≥ 12 and Qmax < 15 ml/s), peak urine flow rate (“Qmax”) increased from 11.6 ml/s to 22.5 ml/s at 12 months. All adverse events were mild to moderate with no serious events reported.

A prospective clinical study of TULSA-PRO® for BPH has been conducted with early outcomes published in 2022. All measures of urinary function and quality of life improved during the initial twelve-month follow up among the first 10 subjects treated, while no adverse effects were seen on sexual and bowel functions: average IPSS decreased from 17.5 to 4.0, IPSS QoL decreased from 4.0 to 0.5, and Qmax increased from 12.4 ml/s to 21.8 ml/s, among several other improved urinary measures. A single serious adverse event had occurred, abscess of the epididymis requiring drainage at two weeks post therapy. Enrollment of this study has been increased to 30 subjects, with complete study results pending publication.

Select outcomes from clinical trial of TULSA-PRO to relieve lower urinary tract symptoms in men with BPH.

Clinical study of TULSA for treatment of radio-recurrent localized prostate cancer, Salvage TULSA (sTULSA)

Salvage ablation of radio-recurrent localized prostate cancer has been evaluated in a prospective clinical study of TULSA-PRO published in 2024. The report includes 39 subjects who were successfully treated. All but one of the subjects were discharged on the first postoperative day; one subject was discharged on the second post-operative day. Median catheterization time was 18 days. Median PSA decreased from 3.3 ng/ml at baseline to 0.05 ng/ml at three months and was 0.17 ng/ml at 12 months. On the 12-month biopsy, 89% of subjects were free of cancer in the treated zone, and 78% were free of cancer in or out of the treated zone. MRI and PSMA PET-CT results were negative for cancer in 92% of subjects within the prostate and 79% overall. Importantly, the population was enriched in more aggressive and high-risk disease at baseline: the distribution of ISUP grade group was 9% GG2, 34% GG3, 25% GG4, and 32% GG5, and two subjects had disease outside the prostate. In contrast with the TACT and other TULSA clinical studies, which restricted to patients with no prior treatment for prostate cancer, the sTULSA population is complex and at significantly increased risk of side effects: before receiving TULSA, all had prior radiation therapy, three subjects had undergone prior salvage therapy after the radiation therapy failed, 16 were receiving hormonal therapy at enrollment, and 12 had a history of transurethral interventions. Serious adverse events were experienced by 28% of subjects, including three patients with puboprostatic fistulas and two patients requiring cystectomy. Still, this is an important study generating evidence of the safety and efficacy of TULSA in an underserved population which faces significant incremental toxicity with standard treatments.

Clinical study of TULSA for palliation of symptomatic locally advanced prostate cancer, Palliative TULSA (pTULSA)

Patients with symptomatic locally advanced prostate cancer can suffer from severe urinary retention due to bladder outlet obstruction, intractable hematuria and frequent hospitalization. While these complications are commonly treated by palliative transurethral resection of the prostate (“TURP”) intended to debulk the tumour, the improvement is often insufficient and TURP may be contraindicated in patients who cannot safely discontinue anticoagulants. The safety and feasibility of MRI-guided TULSA was evaluated as an alternative palliative treatment option for men suffering from symptomatic locally advanced prostate cancer. Ten patients with locally advanced prostate cancer were enrolled, half with clinical stage T4 disease and half with clinical T3. Prior to TULSA, all 10 subjects had continuous indwelling catheterization due to urinary retention, and 90% had history of recurrent and/or ongoing gross hematuria. Three of the subjects had palliative TURP performed six months prior to receiving palliative TULSA, all of which were unsuccessful. One week after palliative TULSA, 50% of the subjects were catheter-free. At last follow-up, 100% of the subjects were free of gross hematuria, and 80% had an improvement in catheterization, with 70% completely catheter-free. Notably, the average hospitalization time from local complications reduced from 7.3 to 1.4 days in the six-month period before and after palliative TULSA. All adverse events were related to urinary tract infections, with two subjects requiring intravenous administration of antibiotics and three subjects resolved with oral antibiotics alone. No other treatment related adverse events were recorded, with no rectal injury or fistula. Further, there was no indication for blood transfusions and there was no perioperative mortality.

CAPTAIN trial

CAPTAIN (A Comparison of TULSA Procedure vs. Radical Prostatectomy in Participants with Localized Prostate Cancer) is a prospective, multi-centre randomized controlled trial of 201 subjects aimed at comparing the safety and efficacy of the TULSA procedure (performed with the TULSA-PRO system) with radical prostatectomy (“RP”) in men with organ-confined, intermediate-risk, Gleason Score 7 (Grade Group 2 and 3) prostate cancer. In the CAPTAIN trial, 134 subjects will be randomized to receive one or two TULSA procedures, and 67 subjects will be randomized to receive RP. The trial sites are primarily located in the United States, with the exception of two sites in Canada and one in Europe. Site activation has been completed for 19 sites to date, and those sites are currently recruiting patients.

RP is currently the gold-standard surgical treatment for intermediate-risk prostate cancer. RP effectively controls disease but carries risk of significant side effects such as long-term erectile dysfunction and urinary incontinence. The TULSA procedure may reduce the risk of side effects relative to RP, with high spatial, thermal, and anatomic resolution of the target volume enabling precise ablation of prostate tissue while sparing functionally important structures. To achieve precise ablation, the procedure combines transurethral, robotically driven therapeutic ultrasound with real-time visualization of temperature and automated control of heating from magnetic resonance thermometry., potentially.

The goal of the CAPTAIN trial is to demonstrate that the efficacy of the TULSA procedure is not inferior to RP, while demonstrating superior quality of life outcomes in patients receiving the TULSA procedure as compared to those patients receiving RP. The primary safety endpoint is the proportion of subjects who preserve both erectile potency and urinary continence at one year after treatment. The primary efficacy endpoint is the proportion of subjects who are free from any additional treatment for prostate cancer by three years after treatment. Secondary endpoints include comparison of rates of complications, cost effectiveness, and timing of the return to baseline activity. Long-term follow-up will be gathered for up to 10 years after treatment.

Sonalleve

Our Sonalleve system combines real-time MRI and thermometry with focused ultrasound delivered from the outside of the patient to enable precise and incision-free ablation of diseased tissue. We acquired the Sonalleve technology from Philips in 2017.

The Sonalleve system is CE marked in the EU for ablation of uterine fibroids and adenomyotic tissue, palliative pain relief associated with bone metastases, treatment of osteoid osteoma, and management of benign desmoid tumors. The uterine fibroids application is also available for sale in Canada. In 2018, the Sonalleve system was also approved in China and South Korea by the National Medical Products Administration for the non-invasive treatment of uterine fibroids. Philips Oy registered Sonalleve in several Middle East, and Southeast Asian countries. In 2020 Sonalleve also received HDE from the U.S. FDA for treatment of osteoid osteoma in the extremities.

Sonalleve Clinical Applications

Uterine Fibroids and Adenomyosis

Uterine fibroids (“UFs”) are the most common non-cancerous tumors in women of childbearing age. Both surgical and medical treatments are available, and the choice depends on number, size, and location of UFs, patient’s age and preferences, and pregnancy expectations. To date, symptomatic UFs have been mostly treated with radical surgery (hysterectomy) in women who have completed childbearing, or conservative surgery (myomectomy and endometrial ablation) in women who wish to preserve fertility. Today, the radiologist also has interventional options available. Minimally or non-invasive interventional radiology procedures include uterine artery embolization.

Uterine fibroid ablation using Sonalleve MR-HIFU

There is currently no ideal treatment for adenomyosis, and new options are needed. Drawing on experience of treatment of uterine fibroids, MR-HIFU has been explored as a potential new conservative treatment and MR-HIFU is an early-stage, non-invasive, therapeutic technology with the potential to improve the quality of life and decrease the cost of care for patients with adenomyosis.

To achieve its current regulatory clearances, the Sonalleve MR-HIFU System has undergone several studies and clinical trials for uterine applications at Sunnybrook Health Sciences Centre (Toronto, Ontario), University Medical Center Utrecht (Utrecht, the Netherlands), University Hospital St. André (Bordeaux, France), Samsung Medical Center (Seoul, Korea), Peking University First Hospital Beijing (Beijing, China), First Affiliated Hospital of Medical College of Xi’an Jiaotong University (Xi’an, China), Turku University Hospital (Turku, Finland), National Institutes of Health (Bethesda, MD, USA), St. Luke’s Episcopal Hospital (Houston, TX, USA), and others.

In addition, a comprehensive literature review provides supportive evidence showcasing the beneficial action of MR-HIFU in uterine fibroid and adenomyosis therapy. These studies include the Verpalen et al. 2020, Nguyen 2020, Yeo et al. 2017, Kim et al. 2017, and Hocquelet et al. 2017 that utilized the Sonalleve MR-HIFU system. Specifically, the studies show impressive performance in terms of ablation efficiency, therapeutic efficacy, symptom reduction, and/or QoL improvement. There were no treatment-related serious adverse events in any of these studies, although Browne et al. 2020 describes a procedure-related major complication in the form of deep vein thrombosis that was noted in one study subject (0.8%) and subsequently and successfully treated with anticoagulation therapy. Minor adverse events, when present, typically include 1st and 2nd degree skin burns, local swelling, cramps, leg pain, abdominal pain, buttock pain, and back pain, which are all known and anticipated adverse events of MR-HIFU therapy.

Palliative Bone Pain Treatment

Pain caused by bone metastases are common in the event of malignancy and are inevitably associated with serious complications that may deteriorate the QoL of patients and become life threatening.

For patients with bone metastases, clinical evaluation reports (GCP-10277 Rev. B) were completed in October, 2020 showing significant decrease in pain score, dosage of medication, or quality of life are to be expected with MR-HIFU bone therapy. The randomized controlled Phase III study by Hurwitz et al. published in the Journal of the National Cancer Institute in April 2014 represents some of the most important clinical data that has been reported. In 112 subjects receiving MR-HIFU compared against 35 subjects receiving sham treatment, significant pain reduction at three months (decrease in worst NRS pain ≥ 2 without increase in pain medication) was 64.3% vs. 20.0% (p<0.001), with mean NRS reduction of 3.6 ± 3.1 vs. 0.7 ± 2.4 from an initial median NRS score of 7.0 in both groups. Improvement in average BPI-QoL at three months was 2.4 points superior in the MR-HIFU group (p<0.001), representing a clinically important reduction in impairment caused by bone metastasis pain.

The clinical data show that a statistically significant decrease in pain scores and/or in medication dosage and increase in quality of life are possible with MR-HIFU bone metastasis therapy.

Osteoid Osteoma Treatment

Osteoid osteoma is a relative rare, painful bone tumor that typically occurs in the cortex of long bones, especially in children and adolescents, and accounts for approximately 10% of all benign bone tumors.

Current osteoid osteoma treatment options include surgery and radiofrequency ablation, which is a less invasive option than surgical resection. Although RFA can have a high success rate, the treatment is invasive and can potentially cause minor and major complications. It also exposes patients and operators to ionizing radiation associated with the CT imaging guidance. Sonalleve MR-HIFU provides an alternative therapy choice for osteoid osteoma that is precise, completely non-invasive, and free from ionizing radiation.

Osteoid osteoma treatment using Sonalleve MR - HIFU

Desmoid Tumor Treatment

The recent studies have assessed the use of Sonalleve MR-HIFU in treatment of osteoid osteoma, showing a high clinical success rate and complete symptom resolution without any serious adverse effects and only few minor adverse effects that promptly resolve. The Sonalleve MR-HIFU device offers a novel, minimally invasive, MRI-guided method to treat osteoid osteoma safely and effectively. A desmoid tumor, also called desmoid fibromatosis or aggressive fibromatosis, is a non-metastasizing but locally aggressive proliferation of myofibroblasts that affects children and adults, with a peak incidence in early adulthood. Traditional management of desmoid tumors includes observation, surgical resection, radiation, and/or chemotherapy. Observation allows assessment of the rate of tumor growth and may be acceptable in small, slow-growing, or asymptomatic lesions. Surgical resection is often a highly morbid procedure and has a high rate of recurrence even with negative margins. Radiotherapy provides somewhat improved local control rates but the morbidity from radiation, including burns, fibrosis, chronic edema, and pathologic fractures, is problematic. In addition, the small but finite risk of a radiation-induced malignancy is particularly troublesome in this young patient population, considering the tumor being treated is benign.

Recently, MR-HIFU has been assessed as a non-invasive therapy of desmoid tumors, showing good clinical success and even complete tumor eradication in some cases with low number and relative mild adverse events, which typically promptly resolve. The Sonalleve MR-HIFU device offers a novel, non-invasive, MRI-guided method to treat desmoid tumors.

This technology is ideally suited for the treatment of desmoid tumors in a patient population that is generally young, otherwise healthy, and would like to avoid the morbidity of traditional surgical, radiation, and medical therapies for a benign disease. Magnetic resonance imaging provides visualization of critical neurovascular structures and allows sparing of these structures during therapy. While complete ablation of a desmoid tumor may not be possible in all cases because of involvement of these structures, significant reduction in tumor volume is often obtained with a corresponding improvement in pain and functional impairment. As the natural history of the disease often involves recurrence, the ability to re-treat with MR-HIFU without an upper dose limit is also an advantage.

Business Strategy

We initiated our launch of the TULSA-PRO system in the United States in the fourth quarter of 2019 and the first patient was treated in the United States in a clinical service setting in January 2020. Since then, our business model has evolved to a recurring revenue model that includes durable hardware usage, one-time-use devices and our Genius service, which includes necessary support for a productive start-up of the practice. In 2024, we introduced in the United States a capital sales model in addition to the purely recurring revenue model that we have been using since 2019.

We generate revenues from capital sales, one-time-use devices and related services, in the EU (principally in Germany), United States and Asia. For the year ended December 31, 2024, approximately 78%, 8% and 14% of revenues were generated in the United States, EU and Asia, respectively, compared to approximately 71%, 26% and 3%, respectively for the year ended December 31, 2023. Revenue on a quarter over quarter basis is expected to fluctuate given that we are maintaining a limited European commercial effort and remain primarily focused on the U.S. market.

On January 10, 2020, we announced the signing of our first-ever US multi-site imaging center agreement for TULSA-PRO with RadNet, Inc., the largest owner and operator of outpatient imaging centers in the United States, pursuant to which we will install TULSA-PRO systems at three RadNet imaging centers in the greater Los Angeles.

Our TULSA-PRO system is primarily marketed to early adopter physicians who specialize in treatment of prostate disease including urologists and radiologists at opinion leading hospitals. TULSA-PRO services are available at either independent imaging centers or at hospital-based imaging centers.

Historically treatment of conditions such as localized prostate disease and uterine fibroids have included surgical intervention. Over time, surgery has evolved from an ‘open’ technique, to laparoscopic, to robotic surgery. The motivation of surgeons behind this evolution has been to perform procedures that reduce invasiveness, improve clinical outcomes and reduce recovery times. Profound is now taking this concept to the next level by enabling customizable, incision-free therapies for the MRI-guided ablation of diseased tissue with the TULSA-PRO and Sonalleve systems. These incision-free and radiation-free procedures offer surgeons the option of providing predictable and customizable procedures that eliminate invasiveness, offer the potential to improve clinical outcomes and further reduce hospital stays and patient recovery times.

We are establishing our own direct sales and marketing teams for sales of TULSA-PRO systems and the one-time-use devices related thereto, as well as for Sonalleve systems in the jurisdictions where it is approved. The primary focus of our direct sales team is to cultivate adoption of the TULSA-PRO technology, support clinical customers with the TULSA-PRO procedures and increase the utilization of the systems and one-time-use devices. We expect to generate recurring revenues from the use of the system, one-time-use devices, clinical support and service maintenance.

We also collaborate with our strategic partners Philips and Siemens for lead generation and distribution of durable equipment.

On December 2, 2024, Profound Medical and Siemens Healthineers announced a definitive co-sales and co-marketing agreement of its TULSA-PRO and Free.Max MRI, to offer a complete solution for MRI-guided prostate therapy.

On December 21, 2020, we entered into a co-development agreement with GE Healthcare (the “GE Agreement”) whereby we and GE Healthcare agreed to a non-exclusive, worldwide license that will enable us to interface our TULSA-PRO system with certain GE Healthcare MRI scanners. The collaboration with GE Healthcare expands our potential to interface with a significant portion of GE’s new and currently installed MRI scanners globally. In March 2022, we confirmed the TULSA-PRO system’s new compatibility with GE Healthcare’s 3T MRI scanners and signed the first site agreement for a TULSA-PRO system interfaced with a GE scanner.

Competition

TULSA-PRO

The TULSA-PRO system is intended to ablate benign and malignant prostate tissue, however there are other treatment options for prostate disease. There are currently no marketed devices indicated for the treatment of prostate diseases or prostate cancer and our FDA indication and CE Mark in the EU also do not include treatment of any particular disease or condition. However, there are a number of devices indicated for the destruction or removal of prostate tissue and devices indicated for use in performing surgical procedures that physicians and surgeons currently utilize when treating patients with prostate disease, including prostate cancer. Approaches that physicians and surgeons currently use to address prostate disease include: (1) watchful waiting/active surveillance; (2) simple prostatectomy; (3) radical prostatectomy (includes open, laparoscopic and robotic procedures); (4) radiation therapies including, external beam radiation therapy, brachytherapy and high dose radiation; (5) cryoablation; and (6) trans-rectal high intensity focused ultrasound (“HIFU”). In addition, certain adjunct or less common procedures are used or are under development to address prostate disease, such as androgen deprivation therapy and proton beam therapy.

Each of the foregoing competing options have their own limitations and benefits and may only be appropriate for limited patient populations. For example, active surveillance is generally recommended for patients who have been diagnosed with earlier stage, lower risk, disease where the possibility of side effects from intervention may outweigh the expected benefit of the chosen procedure. For clinicians and patients, the gap between active surveillance and the most commonly utilized options of surgery or radiation therapy imposes the possibility of substantial side effects, creating a need for a less invasive methodology to remove diseased prostate tissue that is both radiation- and incision-free and provides a more favorable side-effect profile.

We believe that the flexibility of the TULSA-PRO system may allow the Company to demonstrate its use as a tool for ablating benign and malignant diseased prostate tissue with greater speed and precision than current options while minimizing potential side effects. We believe that the TULSA-PRO system may overcome certain limitations of other devices and methodologies for removing or addressing diseased prostate tissue including HIFU, such as complications associated with trans-rectal delivery and limitations relating to prostate size. We believe that a transurethral (inside out) ablation approach with millimeter accuracy has advantages over HIFU in ablating the whole gland safely.

Watchful Waiting; Active Surveillance

Watchful waiting means no treatment until there is an indication that the cancer has spread. Active surveillance is monitoring of the prostate cancer closely with PSA tests and digital rectal exams. Prostate biopsies may also be done to see if the cancer is becoming more aggressive. Test results will indicate whether a more aggressive treatment option should be considered.

Simple Prostatectomy

Simple prostatectomy is recommended for men with severe urinary symptoms caused by an obstructive prostate gland and whose symptoms are not responsive to other medical or minimally-invasive therapies. Simple prostatectomy involves removing only the obstructive portion of the prostate gland rather than the entire gland and surrounding tissue. A simple prostatectomy can be open or robotic. Open simple prostatectomy can be conducted through retropubic, suprapubic, or perineal routes. Simple prostatectomy has higher morbidity and longer hospitalization in comparison to less invasive therapies such as transurethral resection of the prostate. Simple prostatectomy is contraindicated in the presence of cancer.

Radical Prostatectomy

Radical prostatectomy, an open surgical removal of the entire prostate gland and some surrounding tissues, represents a current standard of care, practiced by urologists in North America and Europe, which procedure involves the removal of the localized cancerous tissue. However, the conventional open surgical technique has high post-surgery incidences of impotence and incontinence and long recovery time. Recently, robotic surgery systems have become more common in the market. Cited benefits of robotic technique include improved precision and range of motion. Risks specific to robotic technique include longer operation time, the possible need to convert the procedure to a non-robotic approach, and the need for additional or larger incision sites. Converting the procedure could mean a longer operation time, resulting in a longer time under anesthesia.

External Beam Radiation Therapy (“EBRT”)

EBRT requires multiple weekly clinic visits over a period of six to eight weeks. The procedure directs a beam of radiation from outside the body to cancerous tissue inside the body. Although such procedures are relatively costly with studies showing significant risk of collateral damage and lengthy recovery times, it is non-invasive. It can also be used to irradiate cancer that has spread to other areas.

Brachytherapy and High Dose Radiation

With brachytherapy, radioactive seeds are implanted in the prostate to irradiate the cancerous tissue. The seeds irradiate the prostate over time and decay in place to background levels; they remain implanted and inert afterwards. Side effects of brachytherapy are similar to those of EBRT in terms of urinary, bowel and erectile function. An alternative is HDR, in which highly radioactive seeds are temporarily inserted, then removed during the same procedure, leaving nothing implanted afterward. HDR has the ability to target tissue, but requires hospital stays and usually is accompanied by adjunct EBRT over several weeks.

Cryoablation

Cryoablation freezes cells to death by introducing cooled liquids and gases to an area of cancerous tissue. Studies show cryoablation offers poor precision and has delivered impotence rates that are almost as high as those for conventional radical prostatectomy. The procedure also carries a risk of potential damage to the tissue between the urethra and rectum, potentially resulting in a urinary rectal fistulas.

Trans-rectal High Intensity Focused Ultrasound (“HIFU”)

Trans-rectal HIFU is used increasingly in the European Union, United States and Canada. This technique utilizes focused ultrasound that is delivered through the rectal wall to treat the prostate. Image guidance is generally provided by ultrasound. At an FDA urology panel meeting in 2014, the panel indicated that HIFU can lead to complications such as rectal fistulae and rectal incontinence. Due to the focused treatment zone, this treatment requires approximately three hours to complete. One limitation of HIFU is prostate size; the procedure is limited to patients with prostate volume smaller than 40 cubic centimeters. Patients with larger prostates need a separate surgical procedure, such as TURP or ADT, both described below, to de-bulk or reduce the size of the prostate prior to HIFU. This additional procedure increases costs and the risk of complications. Recent studies have indicated positive survival outcomes and thermal ultrasound appears to be gaining traction in certain settings.

Adjunct and Emerging Therapies

Androgen deprivation therapy (“ADT”) uses hormones to suppress testosterone production and alleviate symptoms, but with the primary side-effect of reduced sexual interest and activity. Although historically used as a last line of defense for the disease (and typically in a palliative setting), it is increasingly used as a first line treatment or in combination with other treatments.

TURP is a surgical procedure that removes portions of the prostate gland through the penis. This procedure is used to relieve moderate to severe urinary symptoms caused by an enlarged prostate, a condition known as BPH. This procedure is also used in adjunct to a HIFU procedure when a prostate gland is larger than 40 cubic centimeters.

Proton beam therapy is a way to deliver radiation to tumors using tiny, sub-atomic particles (protons) instead of the photons used in conventional radiation treatment. Proton beam therapy uses new technology to accelerate atoms to approximately 93,000 miles per second, separating the protons from the atom. While moving at this high speed, the particles are “fired” at the patient’s tumor. These charged particles deliver a very high dose of radiation to the cancer but release very little radiation to the normal tissue in their path. In theory, this approach minimizes damage to healthy organs and structures surrounding the cancer. The radiation beams must pass through the skin, the bladder and the rectum on the way to the prostate gland, and once they reach the gland, they encounter normal prostate cells and the nerves that control penile erections. Damage to these tissues can lead to complications, including bladder problems, rectal leakage or bleeding, and erectile dysfunction.

We believe that use of the TULSA-PRO system as a tool to ablate prostate tissue can provide a clinician and his or her patients with the following clinical advantages:

●	Clinically shown to have millimeter accuracy designed to ablate prostate tissue while sparing nearby critical structures, and that real time MR thermometry also ensures precision in ablation temperature, minimizing side effects that can occur from overheating;
●	Enables clinician to define the boundaries of the tissue to be ablated, whether the whole prostate or any of its subsections, to ensure customization of the needs of each patient;
●	Transurethral approach allows for ablation of even the largest prostates that may be 120 cubic centimeters or larger in size;
●	Potential to be a single outpatient procedure with a rapid recovery time; and
●	Designed to be compatible with leading MRI platforms and could become part of a continuum of care from MR imaging diagnosis, MR guided biopsy to MR guided treatment.

We believe that the flexibility of the TULSA-PRO system may allow us to demonstrate its use as a tool for ablating benign and malignant diseased prostate tissue with greater speed and precisions than current options while minimizing potential side effects. We believe that the TULSA-PRO system may overcome certain limitations of other devices and methodologies for removing or addressing disease prostate tissue including HIFU, such as complications associated with trans-rectal delivery and limitations relating to prostate size. We believe that a transurethral (inside out) ablation approach with millimeter accuracy has advantages over HIFU in ablating the whole gland safely.

Sonalleve

The treatment choices for uterine fibroids usually depend on the symptoms of the patient, size of the fibroid, desire for future pregnancy, and preference of the treating gynecologist. Most common treatment options for uterine fibroids include: (1) hormonal medications including gonadotrophin releasing hormone agonists (“Gn-RH”); (2) progesterone releasing intra-uterine devices; (3) surgical procedures such as hysterectomy and myomectomy; and (4) uterine artery embolization.

We believe that the Sonalleve system may provide a treatment option that is more convenient and comfortable with less side effects than surgical procedures, such as hysterectomy or myomectomy.

Hormonal Medications

Fibroids can be treated with hormonal drugs, such as Gn-RH agonists. Gn-RH agonists can treat fibroids by blocking the production of estrogen and progesterone, putting women into a temporary postmenopausal state. As a result, menstruation stops, fibroids shrink, and anemia is often alleviated. Other hormonal medications can also be utilized in patients with uterine fibroids. In many cases, however, medication may provide only temporary relief from the symptoms caused by fibroids. The symptoms often return when the patient stops taking the medication. Moreover, the side effects of some drugs may cause them to be unsuitable for some patients. Gn-RH agonists typically are used for no more than three to six months because long-term use can cause loss of bone.

Progesterone Releasing Intra-Uterine Devices

Progesterone releasing intra-uterine devices can relieve heavy bleeding caused by fibroids. However, these devices can only provide symptom relief and do not impact the fibroid itself.

Uterine Artery Embolization

Uterine artery embolization involves injection of embolic agents into the arteries that supply the uterus, thereby cutting off the blood supply to the fibroids. Many women require at least one day of hospitalization and heavy pain medication. The prolonged pain may slow down the recovery period. Complications may occur if the blood supply to the ovaries or other organs is compromised.

Surgery

Surgical options for the treatment of uterine fibroids include hysterectomy and myomectomy. Hysterectomy is a surgical procedure which involves the complete removal of uterus with or without removal of the cervix, ovaries and fallopian tubes. Hysterectomy can be performed abdominally in an open, laparoscopic, robotic-assisted or vaginal method. Surgical options are associated with blood loss, hospital stays, long recovery times, pain and scarring. Post-operative complications can include infections, urinary incontinence, vaginal prolapse, fistula formation and chronic pain. After a hysterectomy, a woman will enter menopause and is infertile. Myomectomy is a surgical procedure to remove uterine fibroids from the wall of the uterus. The procedure can be performed with an abdominal incision, laparoscopic, or hysteroscopic.

Current osteoid osteoma treatment options include surgery and radiofrequency ablation, which is a less invasive option than surgical resection. Although RFA can have a high success rate, the treatment is invasive and can potentially cause minor and major complications. It also exposes patients and operators to ionizing radiation associated with the CT imaging guidance.

We believe that use of the Sonalleve system as a tool to ablate uterine fibroids or osteoid osteoma can provide a clinician and his or her patients with the following clinical advantages:

●	Millimeter accuracy designed to ablate uterine fibroid while sparing nearby critical structures;
●	Outpatient procedure with rapid recovery time, not requiring general anesthesia; and
●	Non-invasive approach using thermal ablation designed to heat the uterine fibroid; and guided by real-time MRI with temperature (thermometry) feedback.

Intellectual Property

Our intellectual property is comprised of a broad and world-wide portfolio of patents, patent applications, trademarks, copyrights, trade secrets and other proprietary assets. Our intellectual property portfolio is both growing and dynamic and includes approximately 40 patent families representing approximately 165 granted or allowed patents and 25 patent applications in various stages of review and prosecution around the world.

Many of our patents and patent applications claim electronic and mechanical aspects of hardware, software and methods related to ultrasonic ablation of tissue. The intellectual property assets are largely directed to (i) using real time MRI imaging as a tool to plan, monitor or control said ultrasonic ablation; (ii) MRI thermometry methods, especially in respect of our ultrasound therapy processes and devices; (iii) the phasing, beam-forming, and control of acoustic arrays and similar energy sources; (iv) computational method to improve filtering, imaging and analyzing the results of MRI-guided thermal therapy processes; and (v) secondary and support systems such as active cooling of near-target tissues. The portfolio covers both the “TULSA” and the “Sonalleve” families of products, as well as generic technologies and applications and extensions of our products.

We believe that the protection of our intellectual property is an essential element of our business and we intend to continue our investment in the development of our intellectual property portfolio. We have worked over the past year to pursue, maintain and expand on the intellectual property portfolio acquired from Philips in 2017. This intellectual property has been strengthened and extended to many jurisdictions around the globe in support of our sales, development and marketing efforts.

We pursue a global intellectual property strategy, registering for patent protection in all jurisdictions where we intend to carry on business, including the United States, Canada, Japan, major European markets (e.g., Germany, France, U.K., Italy, Spain and Turkey) and the emerging markets (e.g., Brazil, Russia, India, and China).

We also rely upon trade secrets, know-how and other proprietary, confidential information for the protection of our technology. We require all employees, consultants, scientific advisors and other contractors to enter into confidentiality agreements to protect against the disclosure of such proprietary information. Each inventor is required to execute a formal assignment specific to each invention that he or she has listed, and which is officially recorded in the proper patent office.

In addition to developing our own intellectual property portfolio, we have licensed and acquired intellectual property rights from third parties through exclusive licenses, collaborative research and asset purchase agreements. Material license agreements include an exclusive license with Sunnybrook entered into on May 11, 2010 (the “Sunnybrook License”). Under the Sunnybrook License, Sunnybrook granted us an exclusive worldwide and royalty-free right to use certain defined Sunnybrook technology in connection with, among other things, manufacturing, marketing and selling products such as the TULSA-PRO system, in the field of MRI-guided transurethral ultrasound therapy. Under the license, we are subject to various obligations, including a milestone payment of C$250,000 that was paid in connection with our FDA clearance of TULSA-PRO in August 2019. In addition, we are required to pay legal costs associated with patent application preparation, filing and maintenance. If either party to the Sunnybrook License breaches or fails to perform a material obligation and fails to cure such breach or perform such obligations within a 30-day cure period, the non-breaching party may terminate the agreement. Material obligations include our agreement not to use the technology or intellectual property outside of the license scope, not to use the technology or intellectual property outside the field of MRI-guided transurethral ultrasound therapy (or permitting our customers to do so) and not to breach confidentiality obligations.

Regulatory

On August 15, 2019, we obtained 510(k) clearance for commercial sale of the TULSA-PRO as a class II device in the United States and have previously received a CE Certificate of Conformity for our products in European Union, and we have obtained regulatory approval for Sonalleve in China. On November 20, 2019, the TULSA-PRO was approved as a class III device by Health Canada, which is key to our global expansion strategy that requires a country-of-origin approval for medical devices. Additionally, the TULSA-PRO system has received regulatory clearances or approvals for commercial sale in Saudi Arabia, Singapore, South Korea and Malaysia, while the Sonalleve system has received regulatory clearance or approval for commercial sale in Canada, Saudi Arabia, South Korea and Malaysia. Our long-term goal is to expand our regulatory indications in Asia and other parts of the world where potential profitable business development opportunities warrant such investments.

United States

Regulation of Medical Devices

The FDA strictly regulates medical devices under the authority of the federal Food, Drug, and Cosmetic Act (“FFDCA”) and the regulations promulgated by the FDA under the FFDCA. The FFDCA and the implementing regulations govern, among other things, the following related to our products: preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, packaging, storage, installation, servicing, record keeping, sales and distribution, importation, post-market adverse event reporting, recalls, and advertising and promotion.

The TULSA-PRO system, Sonalleve, and any future medical devices that we may develop, will be classified by the FDA under the statutory framework described in the FFDCA. Medical devices are classified into three classes from lowest risk (class I) to highest risk (class III). Unless an exemption applies, medical devices require FDA clearance or approval prior to commercial sale in the United States depending on the assigned risk class. Most class I devices and some class II devices are exempt from premarket review requirements. Class I devices are subject to “general controls,” which include establishment registration and device listing, requirements of the Quality System Regulation (“QSR”), labeling requirements, medical device reporting, and reporting of corrections and removals.

Most class II devices and some class I devices require FDA clearance of a 510(k) premarket notification prior to marketing; however, the FDA has the authority to exempt a class II device from the premarket notification requirement under certain circumstances. As a result, manufacturers of most class II devices must submit premarket notifications to the FDA under Section 510(k) of the FFDCA (21 U.S.C. § 360(k)) in order to obtain the necessary authorization to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a “predicate device” that is already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (a “preamendments device”) and for which a PMA is not required, (ii) a device that has been reclassified from class III to class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. Following receipt of a premarket notification for a device, the FDA determines whether the submission is sufficiently complete to permit a substantive review. The agency typically issues a decision on a 510(k) application that is accepted for review within 90 days of receipt. However, the FDA may stop the review clock for up to 180 days to request that the applicant respond to the agency’s requests for additional information about the proposed device. If the FDA agrees that the device is substantially equivalent to the predicate device identified by the applicant in a premarket notification submission, the agency will grant 510(k) clearance for the new device, permitting the applicant to commercialize the device. Premarket notifications are subject to user fees, unless a specific exemption applies. In addition to the general controls, Class II devices are subject to “special controls,” such as performance standards, post-market surveillance requirements, patient registries and guidance documents, as identified in the classification regulation for the device type.

If there is no adequate predicate to which a manufacturer can compare its proposed device, the proposed device is automatically classified as a class III device. In such cases, a device manufacturer must then fulfill the more rigorous PMA requirements or can request a risk-based classification determination for its device in accordance with the De Novo classification process.

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device and for which safety and effectiveness cannot be assured solely by the general controls and special controls are placed in class III. Such devices require FDA approval of a premarket approval application, or PMA, demonstrating reasonable assurance of safety and effectiveness of the device, prior to commercial distribution, unless the device is a preamendments device not yet subject to a regulation requiring premarket approval. Class III devices are subject to the general controls and any conditions of approval in the PMA approval order, which can include postmarket study requirements. The PMA process requires the manufacturer to demonstrate through extensive data, including data from preclinical studies and one or more clinical studies, that the device is safe and effective for its proposed indication. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

If the FDA’s evaluation of the PMA application and inspection of the manufacturing facility is favorable, the FDA may issue an approval order authorizing commercial marketing of the device, or an “approvable letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been met to the satisfaction of the FDA, the agency will issue a PMA approval order, subject to the conditions of approval and the limitations established in the approval order. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional studies are necessary, in which case the PMA approval may be delayed for several months or years while such additional studies are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and each PMA submission is subject to a substantial user fee unless a specific exemption applies. PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up or requirements to conduct additional clinical trials.

Novel devices that have not been classified and devices deemed not substantially equivalent to a predicate device are automatically classified into class III. The manufacturer can submit a De Novo classification request to classify such a device into class I or class II based on evidence that the device in fact presents low or moderate risk, instead of following the typical class III device pathway requiring the submission and approval of a PMA application. The FDA typically issues a decision on a De Novo classification request within 150 days of receipt. If the manufacturer seeks reclassification into class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If the FDA grants the De Novo request, the device may be legally marketed in the United States. However, the FDA may reject the classification request if the agency identifies a suitable legally marketed predicate device that provides a reasonable basis for review of substantial equivalence or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and adequate special controls cannot be developed. De Novo classification requests are subject to user fees, unless a specific exemption applies.

There is also a separate pathway for Humanitarian Use Devices, which are medical devices intended to benefit patients in the treatment or diagnosis of a disease or condition that affects or is manifested in not more than 8,000 individuals in the United States per year. Once a device has received designation as a Humanitarian Use Device, the sponsor may seek marketing authorization for the device under a Humanitarian Device Exemption (“HDE”) application. An HDE application must demonstrate the device will not expose patients to an unreasonable or significant risk of illness or injury and the probable benefit to health outweighs the risk of injury or illness (but is not required to demonstrate reasonable assurance of effectiveness). Devices with an approved HDE may only be used pursuant to the review and authorization of an institutional review board (“IRB”) and are subject to certain profit and use restrictions, in addition to all applicable general controls.

After a device is placed on the market, numerous regulatory requirements apply. Device manufacturers must register their establishments annually, list the devices they manufacture and pay an annual registration fee. Device manufacturers are also subject to the QSR, which includes both design control requirements and good manufacturing practice requirements (such as requirements for purchasing controls, document controls, production and process controls, labeling and packaging controls, control of nonconforming product, complaint handling, corrective and preventative actions, storage, handling, distribution, and servicing). Devices must be labeled in accordance with the FDA’s device labeling regulations, including Unique Device Identification requirements. The FDA also regulates the promotion of medical devices, including a requirement that all device promotion be truthful and non-misleading and a prohibition against the promotion of devices for “off-label” uses, i.e., uncleared or unapproved uses.

Under the medical device reporting regulations, manufacturers must submit a report to the FDA if they become aware of information that reasonably suggests that one of their marketed devices may have caused or contributed to a death or serious injury or malfunctioned and the malfunction would be likely to cause or contribute to a death or serious injury if it were to recur. The medical device reporting requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

Manufacturers must also report any corrections or removals, which can include, among other actions, repairs, adjustments, relabeling, or destruction of distributed devices, if the correction or removal was initiated to reduce a risk to health or to remedy a violation of the FFDCA caused by the device which may present a risk to health. The FDA also has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious adverse health consequences or death. A manufacturer may, under its own initiative, recall one or more of its products if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated under the FDCA, or if any other material deficiency is found. A device manufacturer must report to the FDA any correction, removal or recall of its devices, if such action is taken to reduce a risk to health posed by such devices or to remedy a violation of the FDCA caused by such devices that may present a risk to health, within 10 working days after the recall is initiated.

In addition, any modification to a legally marketed device (regardless of marketing authorization pathway) that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) submission or a new PMA or PMA supplement. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) or PMA submission in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) or PMA application. The FDA may also require the manufacturer to cease its marketing activities for the modified device in the United States and/or recall the device until the appropriate marketing authorization for the modification is obtained.

The FDA has broad enforcement authority to take action against a failure to comply with the clinical trial, premarket review, or postmarket regulatory requirements discussed above and the agency conducts routine inspections of device manufacturers to determine compliance with these requirements. FDA enforcement typically takes the form of inspectional observations at the close of inspection, a warning letter (a public letter alleging violations of regulatory significance), or an untitled letter (a typically non-public letter alleging violations of lesser significance). However, the FDA has authority to take additional enforcement actions, including: civil monetary penalties, criminal fines and prosecution, injunctions, product seizure, withdrawal of marketing authorizations, mandatory recall, and import detentions.

Medical Device Clinical Studies

Clinical studies are almost always required to support PMA applications and are sometimes required to support 510(k) and De Novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with, among other laws and regulations governing clinical trials and human subject protections, the FDA’s good clinical practice (“GCP”) regulations, including the investigational device exemption (“IDE”) regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of trial sponsors and investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a patient. An IDE application must be supported by appropriate non-clinical data, such as animal and laboratory test results, showing that the device has a safety profile appropriate for human testing and that the trial protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA expressly approves or denies the application in writing or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the trial, the FDA may permit a clinical trial to proceed under a conditional approval or the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In addition, the trial must be approved by, and conducted under the oversight of an IRB for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

As part of its clinical trial oversight responsibilities, an IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical studies, including details of the protocol and eventually trial results, also must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, trial sites and other aspects of the clinical trial are made public as part of the trial registration. Sponsors are also obligated to disclose the results of their clinical studies after completion. Disclosure of the results of these studies can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and more frequently if an unanticipated serious adverse event (“SAE”) occurs. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the investigational product has been associated with unexpected serious harm to patients.

In the Consolidated Appropriations Act for 2023, Congress amended the FFDCA to require the sponsor of any pivotal clinical trial that will be used to demonstrate the safety and effectiveness of a medical device marketing authorization submission to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device pivotal clinical trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Federal Trade Commission Regulatory Oversight

Our advertising for our products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

European Union

On April 5, 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (the “New EU MDR”), which repealed and replaced the Medical Devices Directive (MDD) effective May 26, 2021. Under transitional provisions as they currently stand, medical devices with Notified Body certificates issued under the Medical Devices Directive prior to May 26, 2021 will remain valid until December 31, 2027 (for class III and class IIb implantable devices) or until December 31, 2028 (for medium and low risk class IIb devices, as well as class IIa, Im, Is, and Ir devices), except for certificates issued in accordance with Annex IV to the Active Implantable Medical Devices Directive 90/385/EEC or Annex IV to the MDD which became void at the latest on May 27, 2022. To be eligible for the transitional validity period, the device manufacturer must have submitted to an authorized Notified Body an application for conformity assessment to the New EU MDR by May 26, 2024; entered into a written agreement for surveillance by an authorized Notified Body by September 26, 2024; implement a quality management system that complies with applicable MDR requirements; ensure the devices continue to comply with applicable MDD requirements; not make any significant changes to the design or intended use of such devices; and ensure that the devices do not present an unacceptable risk to health and safety. After the expiry of any applicable transitional period, only devices that have been CE marked under the New EU MDR may be placed on the market in the EU.

On the basis that TULSA-PRO and Sonalleve systems benefit from the New EU MDR transition period, these devices can be placed on the market under their MDD certificates provided they, and we, continue to comply with the eligibility criteria for the transitional validity period described above. Under the MDD, legal manufacturers of medical devices, such as the TULSA-PRO and Sonalleve systems, are required to comply with the essential requirements laid down in Annex I of the MDD (the “Essential Requirements”). Active implantable medical devices and in-vitro diagnostic medical devices are regulated in separate EU directives. Compliance with these requirements, in addition to the other eligibility criteria described above, during the transition period to the New EU MDR entitles us to affix the CE Mark to our medical devices, without which they cannot be commercialized in the European Union. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to our medical devices, the MDD required the TULSA-PRO and Sonalleve devices to undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDD provides for four different classifications of medical devices based on their potential risks and vulnerability of the human body: Class I, Class IIa, Class IIb and Class III. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may prepare an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body. A Notified Body is a private entity designated by the competent authorities of a European Union Member State to conduct conformity assessments and to perform their tasks under the MDD (as implemented in the respective national legal system) in the public interest. Depending on the device’s risk category/class, the conformity assessment of the Notified Body extends to the quality assurance system established by the manufacturer and/or the product design, as well as to the Technical Documentation to be compiled by the manufacturer for each device to demonstrate compliance with the relevant Essential Requirements. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This certificate, which is valid for up to five years, entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Therefore, when the MDD certificates become void, medical devices need to fully comply with the New EU MDR. The MDR changed several aspects of the regulatory framework for medical device marketing in Europe in order to increase regulatory oversight of all medical devices marketed in the EU (which, in turn, increased the costs, time and requirements to place innovative or high-risk medical devices on the European market). The MDR among other things:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;
●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union, or EU; and
●	strengthens the rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

An overarching requirement under the MDR is that any device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must meet the performance specifications intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. To that effect, the European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. A harmonized standard is a European standard developed by a recognized European Standards Organization. While not mandatory, compliance with harmonized standards is a way for manufacturers to demonstrate that products comply with relevant EU legislation.

To demonstrate compliance with the General Safety and Performance Requirements (“GSPRs”) set forth in the MDR, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification, similar to the conformity assessment procedure under the MDD. Conformity assessment procedures require an assessment of the technical documentation, including the device description, the design stages, the manufacturing process, available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the GSPRs (except for any parts which relate to sterility or measuring functions), a conformity assessment procedure requires the intervention of a Notified Body. A Notified Body typically audits and examines a product’s technical dossiers and the manufacturer’s quality management system (which must, in particular, comply with ISO 13485 related to Medical Devices Quality Management Systems). If satisfied that the medical device conforms to the relevant GSPRs, the Notified Body issues a certificate of conformity, which is valid for a fixed duration (not to exceed five years) and which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, allowing the device to be legally marketed throughout the EU.

Throughout the term of the certificate, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the Notified Body before it renews the relevant certificate(s).

As a general rule, demonstration of conformity of medical devices with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. In order to demonstrate safety and effectiveness for their medical devices, manufacturers must, save limited exceptions, conduct clinical investigations in accordance with the requirements of Annex VII and Annex XV to the MDR. Clinical investigations for medical devices usually require the approval of an ethics committees and approval by the national regulatory authorities. Both regulators and ethics committees also require the submission of periodic safety reports during a study and may request a copy of the final study report.

After a device is placed on the market, it remains subject to significant regulatory requirements. For CE marked devices, certain modifications to the device or quality system depending on the conformity assessment procedure used must be submitted to and approved by the Notified Body before placing the modified device on the market. Economic operators, include device manufacturers, must register their establishments and devices in the EUDAMED database starting in January 2026. Additionally, manufacturers and authorized representatives must now appoint a person responsible for regulatory compliance.

In the European Union, we must establish a medical device vigilance system (for reporting incidents) and a post-marketing surveillance system (to monitor data about the device and confirm the benefits of the device continue to outweigh the risks). Under this system, serious incidents occurring in the EU that led, might lead or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health (either temporary or permanent) or that pose a serious public health threat must be reported to the competent authorities of the European Union Member States. Manufacturers are required to take Field Safety Corrective Actions (“FSCAs”), including product recalls and withdrawals, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. Manufacturers must report any FSCAs in respect of devices made available on the market or undertaken in a third country in relation to a device made available on the EU market.

If the requirements for application of the CE Mark are not (or no longer) fulfilled, or in other cases of non-compliance with applicable medical devices law:

●	the Notified Body has the power to withdraw, suspend or limit the scope of the applicable certificate of conformity, in accordance with the principle of proportionality;
●	the competent authorities of the EU Member States may require relevant economic operators to take the necessary actions to bring the device into compliance and/or address the risk, which can include withdrawal from the market or recall; and
●	depending on the EU member state, criminal and/or administrative sanctions (e.g., fines) may apply.

The New EU MDR prohibits making any misleading claims about a device’s intended purpose, safety and/or performance. Therefore, devices can only be marketed for their intended purpose. In addition, the advertising and promotion of our products in the European Union are subject to the provisions of Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the individual European Union Member States governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the public and may impose limitations on our promotional activities with healthcare professionals.

United Kingdom

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement (“TCA”), which became effective on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the New EU MDR will not be implemented in the United Kingdom (except in Northern Ireland), and previous legislation that mirrored the New EU MDR in UK law has been revoked. The regulatory regime for medical devices in the United Kingdom will continue to be based on the requirements derived from previous EU legislation, and the United Kingdom may choose to retain regulatory flexibility or align with the MDR going forward. CE-Markings will continue to be recognized in the United Kingdom, and certificates issued by EU recognized Notified Bodies will be valid in the United Kingdom, until the earlier of June 30, 2028 or the expiration of the certificate for devices compliant with the MDD or until June 30, 2030 for devices compliant with the New EU MDR. For medical devices placed on the UK market after this period, the UK Conformity Assessed (“UKCA”), marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. In March 2023, the UK government and the European Commission reached agreement on a regulatory framework, the Windsor Framework, governing the marketing of medical products in Northern Ireland. Under the Windsor Framework, which became effective on January 1, 2025, the New EU MDR and CE-mark requirements will continue to apply to medical devices marketed in Northern Ireland. It remains to be seen how UK rules will impact regulatory requirements for our product candidates and our product in the United Kingdom. We continue to evaluate the potential impacts on our business of the TCA, and any amendments, or other agreements affecting trade between the UK and EU.

Canada

Health Canada’s Therapeutic Products Directorate (“TPD”) is the Canadian authority that regulates medical devices. In general, prior to being given market authorization to sell a Class II, III or IV medical device in Canada, a manufacturer must present and/or attest to substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act and the Medical Devices Regulations (“Canada MDR”).

The Medical Devices Bureau (“MDB”) of the TPD applies the Canada MDR through a combination of pre-market review, post-approval surveillance and quality systems in the manufacturing process. Medical devices are classified into one of four classes, where Class I represents the lowest risk and Class IV represents the highest risk. In order to perform investigational testing involving human subjects in Canada for a Class II, III or IV medical device, authorization for the testing must be granted by the MDB. A Medical Device License is a pre-market requirement for a Class II, III and IV medical device, including for Class II, III or IV medical devices previously authorized for sale for investigational testing now to be offered for general/commercial sale. A Medical Device License is issued to the device manufacturer, provided the requirements of the Canada MDR are met.

The Canada MDR requires that medical devices be manufactured under a certified QMS that meets the criteria of the international standard, ISO 13485 (“Medical devices–Quality management systems–Requirements for regulatory purposes”). The MDB currently recognizes the Medical Device Single Audit Program, which provides for a single audit procedure recognized by Australia, Brazil, Canada, Japan and the United States demonstrating routine compliance with quality management system requirements. We manufacture the TULSA-PRO and Sonalleve systems under a certified ISO 13485 quality management system.

Regulatory Status

TULSA-PRO

On November 20, 2019, TULSA-PRO received approval as a class III device from Health Canada, which is key to our global expansion strategy that requires a country of origin approval for medical devices. On August 15, 2019, we received 510(k) clearance for commercial sales of the TULSA-PRO as a class II device in the United States for TULSA of prostate tissue, and in April 2016 the TULSA-PRO system was CE marked in the European Union for ablation of targeted prostate tissue (benign or malignant). Outside of these jurisdictions, the TULSA-PRO system will require country-specific pre-market clearance or approval prior to launch.

Upon completion of our safety and feasibility study for TULSA-PRO in April 2016, we were granted CE Mark approval for the commercial sale of the TULSA-PRO system in Europe and in other CE Mark jurisdictions.

In August 2016, we initiated the TACT Pivotal Clinical Trial, which the FDA approved under an IDE application. The TACT Pivotal Clinical Trial was designed to support a 510(k) premarket notification submission in the United States. This submission was made in May 2019 in support of clearance of the TULSA-PRO system by the FDA for use in the ablation of prostate tissue in the United States.

In Canada, we are currently manufacturing the TULSA-PRO system under a certified ISO 13485 quality management system. The Canadian market is considered a lower priority from a commercialization strategy perspective in light of its relatively small size.

Sonalleve

On November 27, 2020, the FDA authorized commercial distribution in the United States of the Sonalleve system for the treatment of osteoid osteoma in the extremities under the HDE program. Osteoid osteoma is a non-cancerous bone tumor that occurs most often in the long bones of the leg, such as the femur and tibia, of young children and adolescents. Osteoid osteoma causes a dull, aching pain that is moderate in intensity, but can worsen and become severe, especially at night. Computed tomography (CT) guided radiofrequency ablation, the most commonly used osteoid osteoma treatment, requires drilling through muscle and soft tissue into bone, and also exposes the patient to radiation from the imaging necessary to guide the probe that is inserted to heat and destroy tumor tissue.

The Sonalleve applications for ablation of uterine fibroids and adenomyotic tissue, palliative pain relief associated with bone metastases, treatment of osteoid osteoma, and management of benign desmoid tumors are CE marked and available in the European Union and its Member States. The uterine fibroids application is also available for sale in Canada and South Korea. Sonalleve has been registered in several Middle East, North African, and Southeast Asian countries. We are also in the process of assessing current clinical research network activities and the investigator lead studies in the United States to form regulatory strategies for several potential indications.

In 2018, Sonalleve was also approved in China by the NMPA for the non-invasive treatment of uterine fibroids.

Reimbursement

Our ability to successfully commercialize our products depends in large part on the extent to which coverage and adequate reimbursement for such products and related treatments or procedures will be available from government health administration authorities, government and private health insurers, and other organizations or third-party public or private payors. Pricing and reimbursement procedures and decisions vary from country to country. Many government health authorities and private payors condition payment on the cost-effectiveness of the product. Even if a device has obtained marketing authorization in the relevant jurisdiction, there is no guarantee that third-party payors will reimburse providers or patients for the cost of the device and related procedures or that the amount of such reimbursement will be adequate to cover the cost of the device. The availability of coverage and adequate reimbursement to hospitals and clinicians using our products therefore is important to our ability to generate revenue and we plan to pursue coverage and reimbursement for our products in the key markets where we obtain marketing authorization for such products. Successful commercialization of our authorized products will also depend on the cost of the system and the availability of coverage and adequate reimbursement from payors.

On July 11, 2024, it was announced that U.S. Centers for Medicare and Medicaid Services (“CMS”) has issued its proposed rules establishing, for the first time, a Category 1 CPT code for the TULSA procedure, effective January 1, 2025. On November 1, 2024, CMS announced its final rule, including final payment rates for the new TULSA codes effective in 2025.

According to the final rule, TULSA will have three Category 1 CPT codes to cover how therapy is delivered depending on if there are one or two physicians involved in the procedure: 51721 TULSA Device Management and 55881 TULSA Treatment, when two physicians are involved in the procedure, and 55882 TULSA Complete Procedure, when performed by a single physician. TULSA will have a 0-day global period, indicating that the payment associated with the codes will only cover the work performed on the day TULSA is performed. Physicians will thereby bill for any pre or post patient visit separately using existing codes. This will provide physicians with the most flexibility to assess the appropriate number of visits needed by each patient and enable their safe and fast recovery. TULSA codes have also been assigned to all three relevant sites of service: Hospital Outpatient (“HOPD”), Ambulatory Surgical Center (“ASC”), and Private Office/Non-Facility (“OBL”). The spectrum of the location of service will ensure patients can be treated in whatever setting they and their physician believe appropriate and convenient for each patient.

For Hospital Payment, the Final Rule has established TULSA CPT 55882 as a Level 7 Urology Ambulatory Payment Classification (“APC”) for 2025 with a Medicare National Average payment of $12,992.42. For ASCs, the facility payment for CPT 55882 will be $10,728.00 (Medicare National Average). This represents increases of approximately 41% and 49% for hospitals and ASCs, respectively, over TULSA payments previously set in the Proposed Rule announced in July 2024 and is also higher than the Final Rule for mainstream treatment modalities for prostate cancer, such as robotic radical proctectomy (Laparoscopy Level 2), as well as for benign prostatic hyperplasia (BPH) treatments, such as Aquablation (Urology Level 6).

The Final Rule for the Physician Fee Schedule has set the total Facility (HOPD or ASC) Relative Value Units (“RVU”) at 6.47 for CPT 51721 TULSA Device Management and 14.56 RVU for CPT 55881 TULSA Treatment, when 2 physicians are involved in the TULSA procedure. If one physician performs the complete TULSA procedure, the RVU is 17.91 for CPT 55882.

The Proposed Rule for Physician fee schedule for Non-Facility (OBL or Private Office) has set RVU at 16.25 for CPT 51721 TULSA Device Management and 263.05 RVU for CPT 55881 TULSA Treatment, when 2 physicians are involved in the TULSA procedure. If one physician performs the complete TULSA procedure, the RVU is 272.21 for CPT 55882.

As noted above, the TULSA procedure will have a 0-day Global Period, meaning that all post-operative visits are billed separately. This is distinct from all other comparable prostate treatments which are 90-day Global Period and therefore include bundled payments for all post-operative visits performed in the first 90 days. The typical range of post-operative office visits would be approximately 9-11 total RVUs in the first 90-days.

The below tables summarize the proposed rule Codes, RVUs and Facility Dollar Amounts.

Facility Fee Schedule:

CPT Code	Description	HOPD		ACS
55882	TULSA Complete Procedure	$12,992.42	[1]	$10,728.00	[1]
[1]	Amounts are exact, not in thousands.

Physician Fee Schedule:

		Physician Total RVU			Physician Total RVU with
		Facility	Non-		typical 90-day Follow-Up
		(HOPD,	Facility	Typical 90-Day	Facility	Non-Facility
CPT Code	Description	ASC)	(OBL)	Follow-up	(HOPD, ASC)	(OBL)
51721	TULSA Device Management	6.47	16.25	9.37 - 11.61	15.84 - 18.08	25.62 - 27.86
55881	TULSA Treatment	14.56	263.05	n/a	14.56	263.05
51721 & 55881 Total	Procedure Total	21.03	279.30	9.37 - 11.61	30.40 - 32.66	288.67 - 290.91
	(Two Physician)
55882	TULSA Complete Procedure (One Physician)	17.91	272.21	9.37 - 11.61	27.28 - 29.52	281.58 - 283.82

Employees and Human Capital Resources

As of December 31, 2024, we had 142 employees, all of whom were full-time employees. 19 of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be in good standing and no issues have been noted.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We invest in the ongoing development of our workforce through various training programs and leadership development initiatives. Employees have access to continuous learning tools fostering professional growth. We prioritize employee wellbeing through flexible work arrangements and wellness programs. By providing these resources, we aim to create a positive work-life balance, which contributes to employee satisfaction and retention. To attract top talent, we offer competitive compensation and benefits packages, including health insurance, and paid time off. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

Profound is the company resulting from a “three-cornered” amalgamation involving Mira, Mira Subco (a subsidiary formed to complete the amalgamation) and Profound Medical Inc. (“Old PMI”). Old PMI was formed by articles of incorporation under the Business Corporations Act (Ontario) (“OBCA”) on June 13, 2008. Mira was formed by articles of incorporation under the OBCA on July 16, 2014, and following its initial public offering in Canada, was a “capital pool company” listed on the TSX-V. As a capital pool company, Mira had no assets other than cash and did not carry on any operations. On June 3, 2015, in anticipation of the amalgamation, Mira changed its name to “Profound Medical Corp.” (becoming “Profound”) and completed a consolidation of its share capital on the basis of one post-consolidation common share for every 13.6363 pre-consolidation common shares. On June 4, 2015, Mira (now “Profound”), Mira Subco and Old PMI completed the amalgamation, with Profound as our surviving holding company, and Mira Subco and Old PMI amalgamating to form a new OBCA subsidiary, Profound Medical Inc. (“PMI”), to serve as the holding subsidiary of our operating subsidiaries. Upon completion of the amalgamation, Profound commenced trading on the TSX-V. On July 13, 2018, Profound graduated from the TSX-V and commenced trading on the TSX under the symbol “PRN”. On October 29, 2019, Profound commenced trading on the Nasdaq Capital Market under the symbol “PROF”.

Our head and registered office is located at 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, L4W 5K5. Our telephone number is (647) 476-1350. Our website address is www.profoundmedical.com. Information contained on, or that can be accessible through, our website is not a part of this Annual Report.

Available Information

Additional information about us is available on our website at www.profoundmedical.com, on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov. The aforementioned information is made available in accordance with legal requirements and is not, unless otherwise specifically stated, incorporated by reference into this Annual Report on Form 10-K. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports, proxy statements and other information filed with the SEC may also be obtained through the SEC’s website (www.sec.gov).

Our code of ethics, other corporate policies and procedures, and the charters of our Audit Committee, Human Resources and Corporate Governance Committee are available through our Internet website at https://profoundmedical.com/investors/#governance.

Item 1A.    RISK FACTORS

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report, before investing in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common shares could decline, and you could lose part or all of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

●	We have a limited operating history and history of operating losses.
●	Our business is capital intensive and requires significant investment.
●	We are exposed to foreign currency risk, which exposure will increase as we commercialize our approved products in the United States.
●	We rely on collaborative partners to assist in the sales and marketing and/or distribution of our approved products.
●	We may not achieve our commercialization and future product development goals in the time frames expected, or at all.
●	Our products, including the TULSA-PRO system, may not achieve or maintain expected levels of market acceptance.
●	Successful commercialization of our authorized products will depend on the cost of the system and the availability of coverage and adequate reimbursement coverage from third-party payers.
●	We intend to rely primarily on our in-house sales and marketing capabilities for our commercialization strategy, which will require substantial build-up and commitment of resources.
●	We may experience manufacturing scaling issues in connection with our commercialization strategy.
●	We rely on third parties to manufacture and supply components of our systems.
●	We depend on single-source suppliers for some of the components in our systems.
●	We face significant competition in the markets for our products.

●	Data from our clinical trials may not support regulatory approvals or clearances and/or reimbursement coverage for our products.
●	We may rely on third parties to perform clinical trial planning, provide critical advice, conduct our clinical trials and facilitate obtaining regulatory approvals or clearances for our product candidates.
●	We depend on key managerial personnel for our continued success.
●	Research and development carries substantial risk and we may not be able to expand our product portfolio.
●	Rising insurance costs could negatively impact our profitability.
●	If we fail to properly maintain the integrity of our data or we experience a cyber-attack or other breach of these systems, our business could be adversely affected.
●	A portion of our employees are unionized, and our good labor relations may not continue.
●	If our facilities are damaged or destroyed, we may experience delays that could negatively impact our revenues.
●	We face risks associated with acquisition of businesses and technologies.
●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.
●	We may be unable to obtain, or experience significant delays in obtaining, FDA clearances or other regulatory authorizations for our product candidates and/or enhancements to our approved or cleared products.
●	Attracting patients to perform clinical trials and meeting clinical trial objectives can be more costly and time-consuming than expected and could be adversely affected by another health crisis.
●	We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses or engaged in false or misleading promotion.
●	Compliance with regulations for quality systems for medical device companies is difficult, time consuming and costly.
●	Modifications to our cleared or approved products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until such additional clearances or approvals are obtained.
●	If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, and such events can result in voluntary corrective actions or agency enforcement actions.
●	Legislative or regulatory reform of the healthcare systems in which we intend to operate may affect our ability to sell our products profitably and could adversely affect our business.
●	We are subject to “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security regulations. Any violation by our employees or other agents could expose us to severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may incur substantial costs as a result of litigation or other proceedings relating to enforcement of our or our licensors’ patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.
●	Our business, financial condition, cash flows and results of operations are subject to risks arising from our international operations.
●	Future sales or the issuances of our securities may cause the market price of our Common Shares to decline.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
●	We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common shares less attractive to investors.
●	If equity research analysts research or reports about our business or if they issue unfavorable commentary or downgrade our Common Shares, the price of our Common Shares could decline.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	We have never paid dividends on our Common Shares and we do not anticipate paying any dividends in the foreseeable future.
●	If we are unable to satisfy the requirements of Sarbanes-Oxley, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned.
●	Any default under our existing debt that is not waived by the applicable lender could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.
●	As a foreign private issuer whose shares are listed on Nasdaq, we intend to follow certain home country corporate governance practices instead of certain Nasdaq requirements.

●	We will incur significantly increased costs and devote substantial management time as a result of operating as a U.S. public company.
●	We may lose foreign private issuer status in the future, which could result in significant additional costs and expenses.
●	It may be difficult for United States investors to effect service of process or enforcement of actions against us or certain of our directors and officers under U.S. federal securities laws.
●	We may be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, which generally would result in certain adverse U.S. federal income tax consequences to our U.S. shareholders.
●	If we are required to register as an “investment company” under the Investment Company Act, significant compliance costs and applicable restrictions could have a material adverse effect on our business.

Risk Factors Relating to Our Operating History and Financial Condition

We have a limited operating history and history of operating losses.

We commenced operations in June 2008 and only began generating revenues in 2017. As of December 31, 2024, we had an accumulated deficit of $245,170,000 and had cash and cash equivalents of $54,912,000. Since inception, we have incurred significant losses each year. For the year ended December 31, 2024, we recorded a net loss of $27,816,000, and for the year ended December 31, 2023, we recorded a net loss of $28,323,000. We expect to incur significant operating losses even as we begin to commercialize the TULSA-PRO system in the United States following our FDA clearance, which will require significant expenditures to increase our sales and marketing capabilities and expand our manufacturing and distribution capacity, as well as other expenses related to increasing reimbursement coverage and gaining market acceptance among patients, physicians/clinicians and others in the medical community. In addition, we plan to continue product research and development and clinical trials and may pursue additional regulatory approvals. We expect to have sufficient cash to finance our operations for at least the next 18 months. There is no assurance that we will ever successfully commercialize our systems, generate significant revenues from our approved products or achieve profitability. Even if profitability is achieved, we may not be able to sustain or increase profitability. Our failure to achieve or maintain profitability could negatively impact the value of the Common Shares.

Our business is capital intensive and requires significant investment to increase our commercial capacity for our approved products, and the resources to do so may not be available in amounts or on terms acceptable to us, if at all.

Our business requires substantial capital investment in order to commercialize our approved products, in particular to expand our sales and marketing capabilities and increase our manufacturing capacity, as well as to conduct research and development and to obtain regulatory approvals for existing products and future product candidates. In order to secure financing, if available, it is likely that we would need to sell additional Common Shares and/or securities that are exchangeable for or convertible into Common Shares, incur additional indebtedness and/or enter into development, manufacturing, distribution and/or licensing relationships. Our CIBC Credit Agreement includes covenants which require us to achieve certain financial performance measures and contains restrictions on our ability to incur additional debt. Any future equity financing may be dilutive to existing shareholders. Any future debt financing arrangements we enter into would likely contain restrictive covenants that would impose significant operating and/or financial restrictions on us. The availability of equity or debt financing will be affected by, among other things, our commercial progress and market acceptance in respect of the TULSA-PRO system and other approved products, as well as the results of our research and development, our ability to obtain regulatory approvals, the state of the capital markets generally, strategic alliance agreements, and other relevant considerations.

Any additional financing may not be obtained on favorable terms, if at all. If we cannot obtain adequate funding on reasonable terms, we may not be able advance our business strategy and/or the commercialization of our approved products, and we may need to terminate or delay clinical trials, curtail significant regulatory initiatives, and/or sell, license or assign rights to our technologies, products or product candidates.

Our cash outflows are expected to consist primarily of expenditures to increase our commercial capacity, particularly in sales and marketing, as well as in manufacturing and distribution. In addition, we intend to continue internal and external research and development efforts to develop and expand our product pipeline, as well as incur general and administrative expenditures to support our corporate infrastructure. If we do not obtain sufficient additional capital, there may be substantial doubt about our ability to continue as a going concern and realize assets and pay liabilities as they become due. Depending upon the results of our research and development programs and the availability of financial resources, we could decide to accelerate, terminate or reduce certain projects, or commence new ones. Any failure on our part to raise additional funds on terms favorable to us, or at all, may require us to significantly change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in us not taking advantage of business opportunities, in the termination or delay of clinical trials for one or more of our product candidates, in curtailment of our product development programs designed to identify new product candidates, and/or in the sale or assignment of rights to our technologies, products or product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to foreign currency risk, which exposure will increase as we commercialize our approved products in the United States; to date, we have not hedged against risk associated with foreign exchange rate exposure.

As we commercialize our approved products, in particular our TULSA-PRO system in the United States, we expect that a significant portion of our revenues, expenses, current assets and current liabilities will be denominated in United States dollars, Euros and other foreign currencies. Currently, our financial statements are expressed in United States dollars. A decrease in the value of such foreign currencies relative to the United States dollar could result in decreases in revenues from currency exchange rate fluctuations. To date, we have not hedged against risk associated with foreign exchange rate exposure. Consequently, our results of operations may be negatively affected by foreign currency exchange rate fluctuations, which could have a negative impact on the market price of our Common Shares.

Risks Related to Our Business and Growth Strategy

We currently rely on our collaborative partners, and we may rely on additional collaborative partnerships, to assist in the sales and marketing and/or distribution of our approved products.

We currently rely on our collaborative partnerships for the sales and marketing and/or distribution of our approved products, in particular Philips, Siemens and GE Healthcare, who promote our systems that are compatible with the MRI scanners produced and sold by them to end users, including hospitals and clinics. In the future, we intend to enter into similar arrangements with other producers of MRI scanners to increase the compatibility of our products and to promote and increase market acceptance among hospitals, clinics and other end-users. However, we can provide no assurance that we will be successful in establishing such additional arrangements, which could negatively impact our commercialization strategy and may have a material adverse effect on our business, results of operations and financial condition. See “—We rely on the compatibility of our products with MRI scanners in the successful commercialization of our products” above.

We may also seek out, evaluate and negotiate other third-party marketing and/or distribution arrangements for our products in the jurisdictions where they are approved, which may involve the commitment of substantial time and effort and may not ultimately result in an arrangement that is favorable to our commercialization goals (e.g. if such third-party marketing or distribution partners are not as successful in promoting our products as anticipated). If any of these third-party collaborators are unable or unwilling to promote and/or deliver our products to our customers in an effective manner, then our business, financial condition and operating results could be materially impacted.

Additionally, if any of our relationships with third-party collaborators is terminated, whether by us or the third-party for any reason, there can be no assurance that we will be able to obtain alternative sales and marketing and/or distribution channels rapidly or effectively enough to prevent disruptions in sales generated in those markets or otherwise to ensure the success of our products in those markets. Any such termination may have a material adverse impact on our business, results of operations and financial condition.

We may not achieve our commercialization and future product development goals in the time frames expected, or at all.

We may set goals for and make public statements regarding the timing of the accomplishment of objectives material to our success, such as the timing and extent of product launches in the jurisdictions where they are approved for marketing and sale, in particular our expected commercialization of the TULSA-PRO system following FDA clearance in the United States; third-party reimbursement for our approved products; the timing and terms of any collaborations, partnerships, licenses, acquisitions or other agreements; the commencement and completion of clinical trials, including follow-up data on our TACT Pivotal Clinical Trial and CAPTAIN trial; and anticipated regulatory submission and approval dates for our products in additional jurisdictions, and for future product candidates. The actual timing of these events can vary dramatically due to factors such as the uncertainties inherent in the arrangements sufficient to commercialize our products, including in respect of manufacturing, distribution and marketing, as well as market competition and adverse results from our clinical trials, and other factors and described herein, many of which are beyond our control. There can be no assurance that we will achieve our commercialization goals in respect of the TULSA-PRO system in the United States, or that future efficacy and safety results from our TACT Pivotal Clinical Trial and CAPTAIN trial will be favorable. If we fail to commercialize the TULSA-PRO system in the United States or any other approved products in the time frame and to the extent that we anticipate, our business, results of operations and financial condition may be materially adversely affected, and the price of the Common Shares could decline.

Our products, including the TULSA-PRO system, may not achieve or maintain expected levels of market acceptance.

The commercial success of our approved products, including the TULSA-PRO system which was FDA-cleared in the United States in August 2019, is dependent upon achieving and maintaining market acceptance. New medical devices that appear promising in development may fail to reach the market or may have only limited or no commercial success. Levels of market acceptance for our products could be impacted by several factors, many of which are not within our control, including but not limited to:

●	safety, efficacy, convenience and cost-effectiveness of our systems as a method of ablation of prostate tissue, uterine fibroids, bone metastases compared to products of our competitors or other forms of treatment;
●	scope of approved uses and marketing approval or clearance;
●	timing of market entry of our products versus those of our competitors;
●	difficulties in, or excessive costs required in the process of, manufacturing our products;
●	expanding compatibility of our systems to work with MRI scanners other than those made by Philips, Siemens and GE Healthcare, and maintaining our existing relationships with Philips, Siemens and GE Healthcare;
●	infringement or alleged infringement of the patents or intellectual property rights of others;
●	acceptance of the price of our products relative to those of our competitors;
●	acceptance and adoption of our products by patients, physicians/clinicians and the medical community;
●	the availability of training necessary for proficient use of our products, as well as willingness of physicians and technicians to participate in such training;
●	the perceived risks generally associated with the use of new products and procedures;
●	the placement of our products in treatment guidelines published by leading medical organizations;
●	the size and growth rate of the market for our products in the major geographies in which we operate or intend to operate, in particular in the United States; and
●	acceptance of our products by government and third-party payers for adequate reimbursement coverage.

In addition, the success of any new product will depend on our ability to either successfully build our in-house sales and marketing capabilities or to maintain or secure new, or to realize the benefits of existing or future arrangements with, third-party marketing or distribution partners. See “Risk Factors—We intend to rely primarily on our in-house sales and marketing capabilities for our commercialization strategy, which will require substantial build-up and commitment of resources” and “Risk Factors—We currently rely on our collaborative partners, and we may rely on additional collaborative partnerships, to assist in the sales and marketing and/or distribution of our approved products” below. If we are unable to commercialize new products successfully, whether through a failure to achieve market acceptance, a failure to build our own in-house sales and marketing capabilities, a failure to maintain or secure new or existing marketing partners or to realize the benefits of our arrangements with our marketing and distribution partners, there may be a material adverse effect on our business, financial condition and results of operations and it could cause the market value of our Common Shares to decline.

Market acceptance of our approved products also depends on our ability to identify and address the relevant market. For example, our TULSA-PRO system is FDA-cleared in the United States for transurethral ultrasound ablation of prostate tissue and is not specific to any particular condition or disease. For more information, see “We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or ‘off - label’ uses or engaged in false or misleading promotion.” below. Furthermore, our estimates of the number of patients who have received or might have been candidates to use a specific product may not accurately reflect the true market or market prices for such products or the extent to which such products will actually be used by patients. Our failure to successfully introduce and market our approved products could have a material adverse effect on our business, financial condition, and results of operations.

Successful commercialization of our approved products, including the TULSA-PRO system, and future product development depends upon our maintaining strong working relationships with physicians/clinicians.

If we fail to maintain positive working relationships with physicians/clinicians, our approved products, including our TULSA-PRO system, may not achieve the level of market acceptance sufficient for successful commercialization of the products. It is important for us to market our approved systems successfully to physicians/clinicians who we expect will use our approved products, and we depend on our sales and marketing personnel (and those of our collaborative partners, e.g., Philips, Siemens and GE Healthcare) to do so in an effective manner. We can provide no assurance that physicians/clinicians will prescribe or otherwise utilize our TULSA-PRO systems based on our existing clinical data (such as our TACT and CAPTAIN data) or the results of any future clinical trials, or at all. See “Risk Factors—Data from our clinical trials may not support regulatory approvals or clearances and/or reimbursement coverage for our products” below. We also rely on our relationships with physicians/clinicians to further develop our existing products and develop future product candidates in line with the clinical needs and expectations of the professionals who we expect will use and support the devices. These development efforts are similarly dependent upon us and our collaborative partners maintaining working relationships with physicians/clinicians.

In addition, we rely on physicians/clinicians to provide considerable knowledge and experience that assists us in the marketing and sale of our approved products and development of our products and product candidates. Physicians/clinicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we are unable to maintain strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition and operating results.

Physicians/clinicians misuse could result in negative publications, negative sentiment or adverse events, thereby limiting market acceptance and future sales of our products.

There is a risk that physicians/clinicians may misuse our products, such as not following the instructions for use, not using our products on the intended patient population, using our products with unapproved or modified hardware or software, or misuse by inadequately trained staff. Physicians/clinicians may also initiate their own clinical studies which may be poorly designed or controlled, and may result in adverse safety or efficacy results. Any of the foregoing could result in negative publications, negative sentiment or adverse events or regulatory actions in respect of our products, thereby limiting market acceptance and sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on the compatibility of our products with MRI scanners in the successful commercialization of our products.

We have designed our TULSA-PRO system to be capable of integration with some of the MRI scanners from three of the major MRI manufacturers (Philips, Siemens and GE Healthcare), and the Sonalleve system with one MRI manufacturer (Philips). Although we believe that our approved products can be used by the vast majority of hospitals and treatment facilities, not all such facilities utilize MRI scanners that are compatible with the TULSA-PRO and Sonalleve systems, and such facilities would be required to acquire (or outsource to other facilities that already have) compatible MRI equipment, which may increase their costs and which could restrict or delay utilization of our systems by such facilities. Accordingly, we intend to expand compatibility of the systems with other MRI scanners in the future, which would require design changes to our systems, collaboration with the manufacturer of the MRI scanner and may require additional regulatory approvals. We may be unsuccessful in making the necessary design changes and, if required, receiving the necessary regulatory approvals for such changes, and the terms of any such arrangements that we may enter into in the future with the MRI scanner manufacturers may not be on as favorable terms. Accordingly, we can provide no assurance that we will be successful in any such expansion of the compatibility of our products to other MRI scanners.

Successful commercialization of our authorized products will also depend on the cost of the system and the availability of coverage and adequate reimbursement coverage from third-party payers.

Successful commercialization of our products for which we obtain marketing authorization, including our TULSA-PRO system, depends largely upon the cost of the system and the availability of coverage and adequate reimbursement for the system, and the medical procedure associated with its use, from third-party payers, such as government healthcare programs, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. We expect that our systems will be purchased by healthcare providers, including clinics and hospitals that use MRI scanners that are compatible with our systems, and that these providers will subsequently bill various third-party payers or will be responsible for covering the costs of the system through the provider’s operating budget. Although we expect there to be an out-of-pocket market for our authorized products, an out-of-pocket market alone is unlikely to be sufficient to support successful commercialization of such products. To date we have not secured significant coverage or reimbursement for any of our products from government or third-party payers in the jurisdictions where we have obtained regulatory authorizations, including our TULSA-PRO system in the United States. We can provide no assurance that third-party payers will provide coverage and adequate reimbursement for our TULSA-PRO system to treat our targeted indications based on our existing clinical data (such as our TACT and CAPTAIN data) or the results of any future clinical trials, or at all. See “Risk Factors—Data from our clinical trials may not support regulatory approvals or clearances and/or coverage and reimbursement for our products” below. Accordingly, we likely will need to conduct additional research and successfully complete additional clinical trials in order to obtain such coverage (e.g., follow-up data from our TACT Pivotal Clinical Trial and CAPTAIN trial). Such additional research and clinical trials may require significant time and resources, and may not be successful, which could result in the postponement of or inability to obtain coverage and reimbursement for our authorized products, which could significantly delay or otherwise negatively affect our commercialization strategy. Any of the foregoing could, in turn, have a material adverse effect on our business, results of operations and financial condition.

Third-party payers carefully review and increasingly challenge the prices charged for medical devices, procedures and services. Government healthcare programs in the United States and the European Union may reimburse certain providers at a pre-determined all-inclusive amount for all the costs associated with a particular procedure performed or course of treatment, based on such factors as the patient’s principal diagnosis, age and severity or complexity. Similarly, the surgeon or physician may be reimbursed at a pre-determined amount based on the procedure performed, and without taking into consideration the actual costs incurred, including the actual cost of the specific devices used.

New products are being increasingly scrutinized with respect to whether or not they will be covered at all by the various health plans and at what level of reimbursement. In some instances, economic research studies are and will be required to demonstrate whether our products and approach are superior from a long-term cost containment standpoint. Third-party payers may determine that use of our products in the treatment of patients is not reasonable or medically necessary, not cost-effective, experimental, or primarily intended for non-approved indications. Such determinations could have a material adverse effect on our business, results of operations and financial condition.

Further, healthcare reform measures that may be adopted in the future may impose more rigorous coverage and reimbursement standards. We are unable to predict what, if any, additional legislation or regulation impacting the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We intend to rely primarily on our in-house sales and marketing capabilities for our commercialization strategy, which will require substantial build-up and commitment of resources.

We intend to rely primarily on our in-house sales and marketing capabilities in order to advance our commercialization strategy, particularly in the United States in respect of our FDA-cleared TULSA-PRO system. This will require a substantial commitment of time and resources in the near-term, and we may be unsuccessful in executing on this strategy, which could negatively impact our anticipated commercialization. As a result of the COVID-19 pandemic, we remain in the early stages of expanding our U.S. sales and marketing capabilities and can provide no assurance that we will be successful in establishing a marketing presence and sales force sufficient to commercialize the TULSA-PRO system successfully in the United States.

In addition, by relying on an in-house sales and marketing function, we may have less visibility in the U.S. market (particularly among hospitals) than we would have if we had significant third-party distribution relationships. Any shortcomings in our in-house sales force may have a material adverse effect on our business, results of operations and financial condition.

We may experience manufacturing scaling issues in connection with our commercialization strategy, as we have limited experience assembling and testing our approved products, including the TULSA-PRO system, at a significant scale.

As we implement our commercialization strategy, in particular in respect of the TULSA-PRO system in the United States, we may not be able to produce sufficient quantities of systems or maintain consistent quality control in the production of our systems. We have limited experience in assembling and testing our approved products, including our TULSA-PRO system, on a commercial scale. To commercialize our approved products successfully and become profitable, we must be able to assemble and test such in commercial quantities in compliance with applicable regulatory requirements, and at an acceptable cost. Increasing our capacity to assemble and test our products on a commercial scale will require us to improve internal efficiencies, including hiring additional experienced personnel, which may result in significant capital expenditures. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:

●	managing production yields;
●	maintaining quality control and assurance;
●	providing component and service availability;
●	maintaining adequate control policies and procedures;
●	hiring and retaining qualified personnel; and
●	complying with U.S. and Canadian regulations (including at the state, provincial and/or federal levels) and applicable foreign regulations.

In particular, our ability to increase our assembly and testing capacity successfully will greatly depend on our ability to hire, train and retain an adequate number of employees, in particular employees with the appropriate level of knowledge, background and skills to assemble and test our products. We compete with several other medical device companies to hire and retain these skilled employees, and we may be unable to hire and retain such employees in numbers sufficient to increase our in-house capabilities.

We currently intend to partner with one or more additional QSR-compliant and FDA-registered contract manufacturers for our TULSA-PRO systems in the United States. However, we may not be successful in establishing or maintaining such partnerships on acceptable terms or in the timeframe necessary to commercialize our products successfully, or at all.

In addition, we may encounter difficulties in scaling our manufacturing operations, whether in-house or through third-party contract manufacturers, as a result of, among other things, quality control and quality assurance issues and availability of components and raw material supplies. Any such quality control issues may negatively affect production and sales of our products, and may require increased repair or re-engineering costs due to product returns, defects and increased expenses due to switching to alternate suppliers, and reputational damage, any of which could negatively affect our business and reputation.

If we are unable to satisfy commercial demand for our products, in particular our TULSA-PRO system in the United States, due to our inability (or the inability of any of our contract manufacturers) to assemble and test such products in sufficient quantities with consistent quality control, and in compliance with applicable regulatory requirements (and in a cost-efficient manner), our ability to commercialize such products successfully, and market acceptance of our products could be adversely affected as our target customers may instead purchase or use our competitors’ products. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to manufacture and supply components of our systems.

The TULSA-PRO and Sonalleve systems consists of common electronic components, proprietary capital equipment and proprietary one-time-use devices. We purchase standard electronic components for our systems from a number of third-party vendors. The capital equipment consists of custom system electronics, a treatment delivery console, fluid circuits and an MRI compatible robotic positioning system. Printed circuit boards and assemblies and custom mechanical parts are outsourced from approved suppliers.

We cannot be certain that manufacturing sources for all components will continue to be available or that we can continue to outsource the manufacturing of our components on reasonable or acceptable terms. If we encounter delays or difficulties with contract manufacturers, delivery of our products could be delayed. In addition, we could be forced to secure new or alternative contract manufacturers or suppliers. Securing a replacement contract manufacturer or supplier could be difficult, and we may not be able to do so in a timely manner or without significant expense. Any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our ability to supply sufficient amounts of our products to our customers on a timely basis, which may negatively affect our market share and, correspondingly, could have a material adverse effect on our business, results of operations and financial condition.

In addition, not all of our suppliers provide us with guaranteed minimum production levels, and we rely on single-source suppliers for some of our components. See “Risk Factors—We depend on single-source suppliers for some of the components in our systems” below. Furthermore, we do not currently have long-term supply contracts, and accordingly, our suppliers could terminate their services at any time without penalty within agreed notice periods. As a result, there can be no assurance that we will be able to obtain sufficient quantities of components in the future necessary to commercialize our approved products.

Our reliance on third-party manufacturers and suppliers involves a number of additional risks, including, among other things:

●	contract manufacturers or suppliers may fail to comply with regulatory requirements or make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause delays in shipments of products;
●	we or our contract manufacturers and suppliers may not be able to respond to unanticipated changes in customer orders, and if orders do not match forecasts, our suppliers may have excess or inadequate inventory of materials and components;
●	we or our contract manufacturers and suppliers may be subject to price fluctuations of raw materials and key components due to a lack of long-term supply arrangements for key components;
●	we or our contract manufacturers and suppliers may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our products;
●	fluctuations in demand for products that our contract manufacturers and suppliers manufacture for others may affect their ability or willingness to deliver components in a timely manner;
●	suppliers or contract manufacturers may wish to discontinue supplying components or services for risk management reasons;
●	we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and
●	contract manufacturers and suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill orders and meet our requirements.

If any of these risks materialize or worsen, it could significantly increase costs and impact our ability to meet demand for our products, in particular in respect of our planned commercialization of TULSA-PRO in the United States. If we are unable to satisfy commercial demand for the TULSA-PRO system or other approved products in a timely manner, our ability to generate revenue could be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use competitors’ products. As a result, our business, results of operations and financial condition may be materially adversely affected.

We depend on single-source suppliers for some of the components in our systems.

We currently rely on a single source for the manufacture of some of the components of our TULSA-PRO and Sonalleve systems. Although we intend to procure alternative supply sources for our components as our commercialization efforts increase, we can provide no assurance that we will be successful. Establishing additional or replacement suppliers for these components will take a substantial amount of time and could result in increased costs and impair our ability to produce our products. In addition, our products are highly technical and are required to meet exacting specifications, and any quality control problems that we experience from such alternative supply sources could negatively affect our reputation and market acceptance of our products.

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities. The failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action, including warning letters, product recalls, termination of distribution, product seizures, or civil penalties. See “Risk Factors—Risks Relating to the Regulation of the Company and Our Products” below for more information.

If we fail to procure alternative supply sources on acceptable terms or at all, our planned commercialization of TULSA-PRO in the United States could be negatively affected, which could have a material adverse effect on our business, operating results and financial condition.

We face significant competition in the markets for our products, and in particular, there are numerous devices and procedures that compete with our TULSA-PRO system.

Our products face significant competition from currently available and future medical devices or surgical methodologies that are used in the same patient populations as our products. See Item 3.5, “Narrative Description of the Business—Competition”. Some of these available options are well-established, and our competitors have greater financial resources, development, selling and marketing capabilities than we do. We may face further competition from medical equipment/supply companies that focus their efforts on developing and marketing products that are similar in nature to our products, but that in some instances offer improvements over our products. Our competitors may succeed in developing technologies and products that are more effective or less expensive to use than our products. These developments could render our products uncompetitive, which would have a material adverse effect on our business, financial condition and operating results. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

Further, our industry is also subject to changing industry standards, market trends and customer preferences and to competitive pressures which can, among other things, necessitate revisions in pricing strategies, price reductions and reduced profit margins. Our success will depend, in part, on our ability to achieve technological superiority in our products and operations and maintain such superiority in the face of new technologies. No assurance can be given that further modification of our product offerings will not be required in order to meet demands or to make changes necessitated by developments made by competitors that might render our products less competitive. Our future success will be influenced by our ability to continue to develop, test and market our products and future product candidates, including increasing and/or maintaining their compatibility with MRI scanners. Although we have committed resources to these efforts, there can be no assurance that we will be successful.

Data from our clinical trials may not support regulatory approvals or clearances and/or reimbursement coverage for our products.

Regulatory clearances and approvals for the commercial sale of any of our product candidates require that we demonstrate through clinical trials that the product candidate is safe and effective for its intended use or, to receive 510(k) clearance in the United States, that the product candidate is substantially equivalent to an existing predicate device for its intended use. While we have obtained 510(k) clearance for TULSA-PRO, additional follow-up data from our TACT Pivotal Clinical Trial and CAPTAIN trial may not be consistent with our 12-month data in terms of efficacy and/or safety profile, which in certain circumstances may result in the FDA taking regulatory actions that are adverse to us. In addition, our TACT Pivotal Clinical Trial and CAPTAIN trial involves a relatively small number of subjects. Because of the small sample size, the results may not be indicative of future results.

We believe that third-party payers, in determining reimbursement coverage for our products, including the TULSA-PRO system, generally would rely upon our clinical trial results, such as TACT and CAPTAIN, that were obtained in support of our applications for regulatory authorization; however, we may be required to provide additional data from our existing trials and/or conduct additional clinical trials prior to obtaining reimbursement coverage for the TULSA-PRO system and other authorized products, which would likely involve significant time and expense, and may have a material adverse effect on our business, results of operations and financial condition.

In the future, we may also seek regulatory authorization, which may include 510(k) clearance, for other product candidates, which likewise could be adversely affected by insufficient clinical trial results. Obtaining product clearance or approval and conducting the requisite clinical trials is a long, expensive and uncertain process and is subject to delays and failures at any stage. There can be no assurance that clinical trials will be completed successfully within any specified period of time, if at all. In addition, a regulatory authority may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial data inadequate to support clearance or approval, and may require us to extend existing clinical trials and/or pursue additional clinical trials, which would increase costs and could further delay regulatory approval or clearance of our products, or cause such regulatory approvals or clearances to be denied altogether.

The data from a clinical trial may be inadequate to support clearance or approval of an application to applicable regulatory authorities for numerous reasons including, but not limited to:

●	prevalence and severity of adverse events and other unforeseen safety issues;
●	changes in regulatory requirements, policies or guidelines;
●	the interim or final results are insufficient (including in respect of the time period for which results were obtained), inconclusive or unfavorable as to the safety or efficacy of the device;
●	the FDA or other regulatory authorities concluding that a clinical trial design is inadequate to demonstrate safety and efficacy for a particular use, or to demonstrate substantial equivalence to a predicate device; and
●	the FDA or other regulatory authorities concluding that the trial was not conducted in compliance with regulatory requirements or lacked controls necessary to ensure the integrity of the trial data.

We, the FDA or other regulatory authorities may suspend or terminate a clinical trial at any time if it is determined that enrolled subjects may be or are being exposed to unacceptable health risks, including the risk of death, that our devices are not manufactured under acceptable conditions or with acceptable quality, or that the trial is not being conducted according to the protocol and in compliance with Good Clinical Practice and regulatory requirements. Further, success in nonclinical studies and early clinical trials does not mean that future clinical trials will be successful because medical devices and/or treatment options in later stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other regulatory authorities despite having progressed through initial clinical trials. We cannot be sure that the later trials will replicate the results of prior trials.

Even if our clinical trials are completed as planned, there can be no certainty that trial results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them or agree that they are adequate to support approval or clearance. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our regulatory submissions and, ultimately, negatively affect our ability to commercialize our systems and generate revenues.

If our products do not prove to be safe and effective, or substantially equivalent to a predicate device, in clinical trials to the satisfaction of the relevant regulatory authorities or third-party payers, if the clinical studies do not support our product candidate claims or if they result in the discovery of adverse side effects, then our regulatory authorizations and reimbursement coverage (as applicable) may be delayed or denied altogether, and our business, financial condition and results of operation could be materially adversely affected.

We may rely on third parties to perform clinical trial planning, provide critical advice, conduct our clinical trials and facilitate obtaining regulatory approvals or clearances for our product candidates. Such third parties may not perform satisfactorily, including failing to meet deadlines for the completion of clinical trials.

We may rely on third parties to provide clinical trial planning conduct certain clinical trials, perform data collection and analysis and provide marketing, manufacturing, regulatory advice and other services that are crucial to our business. We may be unable to find suitable partners, external consultants or service providers to provide such services or such arrangements may not be available on commercially reasonable terms. Further, we may engage third parties that may cease to be able to provide these services or may not provide these services in a timely or professional manner. In particular, our technology and product development activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if the third parties do not devote a sufficient amount of time or effort to our activities or otherwise fail to successfully carry out their contractual duties or to meet regulatory obligations or expected deadlines; if we replace a third party; if the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons including the loss of data; or if the third party becomes bankrupt or enters into liquidation.

We may not always have the ability to control the performance of third parties in their conduct of their activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or agreements with such third parties are terminated for any reason, we would be required to find a replacement third party to conduct the required activities. We may be unable to enter into a new agreement with another third party on commercially acceptable terms, if at all. Furthermore, if the quality or accuracy of the data obtained by the third party is compromised, or if data are otherwise lost, we would be required to repeat the affected trial. Third-party performance failures may therefore increase our development costs, delay our ability to obtain regulatory authorization, and delay or prevent the commercialization of our products in target markets. In addition, our third-party agreements usually contain a clause limiting such third party’s liability, such that we may not be able to obtain full compensation for any losses that we may incur in connection with the third party’s performance failures.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice regulations and international standards relating to the conduct, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties, over which we have limited control, to manage those operations does not relieve us of these responsibilities and requirements. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We also are required to register ongoing clinical trials and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov in the United States, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties for any reason, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory authorizations for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If we are unable to establish such arrangements when, and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase capital requirements and may delay the development, approval and future commercialization of our product candidates, which could have a material adverse effect on our business, financial condition and operating results.

We depend on key managerial personnel for our continued success.

We are highly dependent upon our small team of managerial personnel, particularly that of our Chief Executive Officer, Arun Menawat. We do not maintain any “key man” insurance policies on Dr. Menawat or any other members of senior management. Our anticipated growth will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the medical device field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. We must continue to retain, motivate and recruit executives and other key employees. The failure to motivate, or the loss of the services of, existing personnel, as well as the failure to recruit additional key managerial personnel in a timely manner, would harm our business development programs, and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, generate revenues, and could have a material adverse impact on our business, financial condition and results of operations.

Research and development carries substantial risk and we may not be able to expand our product portfolio.

Future growth may also depend on, among other factors, our ability to successfully develop new product candidates and make product improvements to meet evolving market needs. We may not be able to successfully expand our product portfolio to generate new revenue opportunities in the future. Although we believe we have the scientific and technical resources available to improve our products and develop new products, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies. In addition, any such research and development activities may involve significant capital expenditures. There can be no assurance that we will be able to successfully develop future products and tests, which would prevent us from introducing new products in the marketplace and negatively impact our ability to grow revenues and become profitable.

In addition, the identification of new product candidates for development may require that we enter into licensing or other collaborative agreements with others, including medical device and pharmaceutical companies and research institutions. These collaborative agreements may require that we pay license fees, make milestone payments or pay royalties or grant rights, including marketing rights, to one or more parties, and such amounts may be material to our results of operations and financial condition. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future. Any such arrangements would also increase our reliance on third parties.

We may be subject to product liability claims, which can be expensive, difficult to defend and may result in large judgments or settlements, and/or warranty claims on our products.

The use of medical devices for treatment of humans, whether in clinical trials or after marketing clearance or approval is obtained, can result in product liability claims. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against us. In addition, third-party collaborators and licensees may not protect us from product liability claims.

We currently maintain product liability insurance in connection with the use of our products in clinical trials and in commercial use; however, we may not have adequate protection against all potential liabilities under these insurance policies. If we are unable to obtain sufficient levels of insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to product liability claims. A successful product liability claim in excess of our insurance coverage could harm our financial condition, results of operations and prevent or interfere with our commercialization efforts and future product development. In addition, any successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

We also bear the risk of warranty claims on our products, generally for one year after sale. We may not be successful in claiming recovery of the relevant components from our suppliers in the event of a successful warranty claim against us by a customer, or that any recovery from such suppliers would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after the expiration of our corresponding warranty with our third-party suppliers, which would require us to bear the burden of any such warranty claims.

Rising insurance costs could negatively impact our profitability.

The cost of insurance, including director and officer, worker’s compensation, property, product liability and general liability insurance, has risen significantly in recent years and is expected to continue to increase. In particular, our product liability insurance is subject to price increases if we experience product liability claims. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our business, financial condition and results of operations.

We are increasingly dependent on sophisticated information technology systems to operate our business and if we fail to properly maintain the integrity of our data or we experience a cyber-attack or other breach of these systems, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our development activities, products and infrastructure. We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The complexity of our information technology systems makes them vulnerable to increasingly sophisticated cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Any such event could be prolonged and/or could go undetected for a significant period of time. Our products and their information systems require an ongoing commitment of resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns.

In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients, our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, become subject to litigation, have regulatory sanctions or penalties imposed, experience increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

A portion of our employees are unionized, and our good labor relations may not continue.

As of December 31, 2024, 19 of our employees in Vantaa, Finland were unionized. Currently, labor relations are in good standing and no issues have been noted; however, the maintenance of a productive and efficient labor environment cannot be assured. If any of our employees at our other manufacturing facilities unionize in the future, or if protracted and extensive work stoppages occur, labor disruptions such as strikes or lockouts could have a material adverse effect on our business, financial condition and results of operations.

If our facilities are damaged or destroyed, we may experience delays that could negatively impact our revenues.

Our facilities may be affected by natural or man-made disasters. If our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or to set up production at another manufacturing facility. In such an event, we might not be able to find a suitable alternate manufacturer or might face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

We face risks associated with acquisition of businesses and technologies.

As part of our growth strategy, we intend to evaluate and may pursue additional acquisitions of, or significant investments in, complementary companies or technologies to increase our technological capabilities and expand our product offerings. For example, in July 2017, we acquired from Philips the technologies and asset underlying our Sonalleve system. Acquisitions and the successful integration of new technologies, products, assets or businesses may require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Other risks typically encountered with acquisitions include disruption of our ongoing business; difficulties in integration of the acquired operations and personnel; inability of our management to maximize our financial and strategic position by the successful implementation or integration of the acquired technology into our product offerings; being subject to known or unknown contingent liabilities, including taxes, expenses and litigation costs; and inability to realize expected synergies or other anticipated benefits which may, among other things, also lead to goodwill impairments or other write-offs. For example, our ability to achieve the anticipated benefits of the Sonalleve Transaction depends in part on our ability to realize the anticipated growth opportunities and synergies from the acquired assets and technologies, including our further development of the Sonalleve system.

We cannot assure you that we will be successful in overcoming these risks or any other problems we may encounter in connection with the Sonalleve Transaction or potential future acquisitions. Our inability to successfully integrate the operations of an acquired business, including a successful implementation of the technologies and assets we acquire, and realize anticipated benefits associated with an acquisition, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions or other strategic transactions may also result in dilution to our existing shareholders if we issue additional equity securities as consideration or partial consideration as well as in the incurrence of indebtedness if we borrow funds to finance such transactions.

Risks Relating to Regulation of the Company and Our Products

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

Our products are regulated as medical devices in the United States and other jurisdictions. We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, classification and approval; recordkeeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval trials; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces its regulatory requirements through, among other means, periodic announced or unannounced inspections. We do not know whether we or our contract manufacturers will be found substantially compliant with applicable regulations in connection with any future FDA inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our authorized products, or obtain marketing authorization for any of our product candidates, and could result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We may be unable to obtain, or experience significant delays in obtaining, FDA clearances or other regulatory authorizations for our product candidates and/or enhancements to our approved or cleared products.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities and Notified Bodies. The process of obtaining FDA clearances or approvals, or equivalent third country authorizations to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the United States, before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, we must first receive either clearance under Section 510(k) of the FFDCA, approval of a PMA or grant of a De Novo classification request from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is substantially equivalent to a legally marketed predicate device. To be substantially equivalent, the proposed device must have the same or similar intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness from the predicate device. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices. In the De Novo classification process, a manufacturer whose novel device under the FDA would otherwise be automatically classified as class III and require the submission and approval of a PMA prior to marketing is able to request initial classification of the device as class I or class II based on evidence that the device in fact presents a low or moderate risk. If the FDA grants the De Novo classification request, the applicant receives authorization to market the device. If the De Novo process results in the classification of a device as class II, the authorized device may be used subsequently as a predicate device for future 510(k) submissions.

The PMA approval, 510(k) clearance and De Novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process can take anywhere from three to 12 months or longer to complete. The process of obtaining a PMA or De Novo classification is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, PMAs and De Novo classification requests generally require the applicant to have conducted one or more clinical trials. Despite the time, effort and cost expended in seeking a marketing authorization, there is no assurance that the FDA will grant it. Any delay or failure to obtain necessary regulatory marketing authorizations could harm our business. Furthermore, even if we are granted such marketing authorizations, they may include significant limitations on the indicated uses for the device, which may limit the potential commercial market for the device.

The FDA or foreign regulatory authorities can delay, limit or deny marketing authorization or certification of a device for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory authorities that our products are safe and effective for their intended uses;
●	the disagreement of the FDA or foreign regulatory authorities with the design or implementation of our clinical trials or the interpretation of data from non- clinical studies or clinical trials;
●	serious and unexpected adverse device effects experienced by subjects enrolled in our clinical trials;
●	the data from our nonclinical studies and clinical trials may be insufficient to support marketing authorization, where required;
●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
●	the manufacturing process or facilities we use may not meet applicable requirements; and
●	the potential for approval policies or regulations of the FDA or foreign regulatory authorities to change significantly in a manner rendering our clinical data or regulatory filings insufficient for marketing authorization.

We expect to generate a significant portion of our revenues from sales of our marketed systems, in particular our FDA-cleared TULSA-PRO system, but may be unable to do so if the systems do not continue to prove to be safe and effective for our intended use in clinical trials to the satisfaction of the relevant regulatory authorities in the United States, EU Member States, China or other countries. In addition, no assurance can be given that our other product candidates will prove to be sufficiently safe and effective in clinical trials or that we will receive regulatory approvals in the jurisdictions where we seek to market the systems. In addition, no assurance can be given that current regulations relating to regulatory approval will not change or become more stringent.

Any delay in, or failure to receive or maintain, regulatory clearance or approval of other products under development would adversely affect our ability to commercialize those products, thereby adversely affecting operations and could prevent us from generating revenue from these products or achieving profitability. Any failure to obtain regulatory clearance or approval would materially adversely affect our business, financial condition and results of operations.

Our ability to continue sales of our product in the EU may be materially impaired if we do not take necessary steps to comply with the certification requirements of the new EU Medical Devices Regulation.

On May 25, 2017, the EU Medical Devices Regulation 2017/745, or the MDR, entered into force, repealing and replacing Council Directive 93/42/EEC, or the Medical Devices Directive, and Council Directive 90/385/EEC, or the AIMD Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states from their effective applicability date and are intended to eliminate differences in the regulation of medical devices among EU member states. The New EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The New EU MDR became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 could initially continue to be made available on the market or put into service until May 26, 2025. Nevertheless, the European Parliament adopted legislation to extend this transitional period to give manufacturers more time to switch from the previously applicable provisions to the new certification requirements for medical devices as laid down by the New EU MDR. For high risk, class III and class IIb implantable devices the transitional period was extended until December 31, 2027. For medium and low risk, class IIb devices and class IIa, Im, Is and Ir devices the transition period was extended until December 31, 2028. The New EU MDR among other things:

●	Strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

●	Establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	Improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	Sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	Strengthens the rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we design and manufacture product and products candidates and conduct our business in the EU and EEA. For example, as a result of the transition towards the new regime, Notified Body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. Although our TULSA-PRO and Sonalleve systems have been certified under the MDD as class IIb devices, and are therefore eligible to remain on the EU market until the extended deadline of December 31, 2028, we are evaluating the implementation of the new requirements of the New EU MDR. We cannot exclude unexpected regulatory hurdles and possible delays while transitioning towards the new regime.

The EU-UK Trade and Cooperation Agreement, or TCA, came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the New EU MDR will not be implemented in the UK, and previous legislation that mirrored the New EU MDR in UK law has been revoked. The regulatory regime for medical devices in the United Kingdom will continue to be based on the requirements derived from current EU legislation, and the United Kingdom may choose to retain regulatory flexibility or align with the New EU MDR going forward. CE markings will continue to be recognized in the United Kingdom, and certificates issued by EU-recognized Notified Bodies will be valid in the United Kingdom, until the earlier of June 30, 2028 or the expiration of the certificate for devices compliant with the MDD or until June 30, 2030 for devices compliant with the New EU MDR. For medical devices placed on the UK market after this period, the UK Conformity Assessed, or UKCA, marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. Under the Windsor Framework, an agreement between the UK government and the European Commission, the rules for placing medical devices on the Northern Ireland market differ from those in the United Kingdom. These modifications may have an effect on the way we design and manufacture products and we conduct our business in these countries.

Seeking, obtaining and maintaining certification in the EU under the MDR, with the CE-Mark to be re-certified before December 31, 2027, can be an uncertain process and Notified Bodies have limited resources and may experience backlogs.

Devices such as our TULSA-PRO and Sonalleve systems currently on the market in the EU that have been granted a CE Mark under the MDD, will need to be re-evaluated and re-certified in accordance with the New EU MDR. Any modification to an existing CE Marked medical device will also require review and certification under the New EU MDR. As many CE Mark certifications will become void as part of the transition to the New EU MDR, Notified Bodies must certify medical devices in accordance with the requirements of the New EU MDR.

The New EU MDR requires a re-designation of the Notified Bodies, the organizations designated by the EU member state in which they are based that are responsible for assessing whether medical devices and manufacturers of medical devices meet the applicable regulatory requirements in the EU. To be re-designated, Notified Bodies must demonstrate increased technical expertise in their scope of designation, as well as improved quality management systems. This re-designation process has caused backlogs in the assessment of medical devices and medical device manufacturers during the transition period leading up to May 26, 2021, the effective date of the MDR. In the European Union, currently 50 Notified Bodies have been re-designated, including one for Belgium.

To be able to continue to place our CE Marked devices on the EU market, if we decide to do so, such products must be re-certified under the New EU MDR before the applicable extended deadline of December 31, 2028. The re-certification requires us to present documentation and other evidence demonstrating that the performance and the safety of the system has been maintained and that the system continues to meet existing regulations and standards. Otherwise, the marketing and sale of our TULSA-PRO and Sonalleve systems in EU member states may be temporarily or permanently prohibited. Significant modifications to the our authorized products, if any, will require certification under the New EU MDR and cannot be implemented during the extended transition period.

The overall backlogs experienced by the Notified Bodies having already been re-designated might have a negative impact on the re-certification of our TULSA-PRO and Sonalleve systems. We believe, however, that we are on track to meet the new requirements by the deadlines set forth in the New EU MDR.

Any third-party entities that we rely upon for distribution of our products in the EU must also comply with applicable requirements of the New EU MDR. If a distributor in the EU fails to meet such requirements, on a timely basis or at all, the marketing and sale of our authorized products by such distributor may be temporarily or permanently prohibited.

Any delay or failure to comply with the New EU MDR could result in the sale of our authorized products being temporarily or permanently prohibited in EU member states and may affect our reputation, business, financial condition, results of operations and prospects.

If clinical trials are conducted in a manner that fails to meet all FDA requirements, the FDA may delay our clearances or approvals, or the deficiencies may be so great that the FDA could refuse to accept all or part of our data or trigger enforcement action.

Clinical trials are generally required to support PMA approval and De Novo classification and are sometimes required to support 510(k) clearance. Such trials, if conducted in the United States and involve a significant risk device, require an IDE application, including one or more proposed study protocol as well as the number of subjects and study sites, to be approved in advance by the FDA. Clinical trials involving a non-significant risk device do not require FDA approval of an IDE application but are still subject to abbreviated requirements under the IDE regulation. Further, some device clinical trials are exempted from the IDE regulation. Although we do not expect to submit any additional IDE applications for any further clinical trials involving the TULSA-PRO system, we may need to obtain an IDE application for any clinical trials designed to expand the indications for or support any significant modifications to the TULSA-PRO. In addition, FDA approval of IDE applications may be required in support of clinical trials involving other product candidates.

Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we must also obtain each subject’s informed consent which must comply with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a clinical trial. Following completion of a clinical trial, we would need to collect, analyze and present the data in an appropriate submission to the FDA. Even if a study is completed and submitted to the FDA, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device for its intended use, or may be equivocal or otherwise not be sufficient to obtain FDA clearance or approval of our product. In addition, the FDA may perform a bioresearch monitoring inspection of a study, and if it finds deficiencies, we will need to expend resources to correct those deficiencies, which may delay clearance or approval or the deficiencies may be so great that the FDA could refuse to accept all or part of the data or could trigger enforcement action.

Attracting patients to perform clinical trials and meeting clinical trial objectives can be more costly and time-consuming than expected and could be adversely affected by another health crisis.

In order conduct our clinical trials, we must recruit, screen and enroll eligible patients. Patients may be identified from the investigator’s own clinical practice or hospital or may be referred by another physician. Potential clinical trial participants must provide informed consent before undergoing certain clinical tests that are used to determine patient eligibility based on inclusion/exclusion criteria. As a result, at the time of informed consent, we do not know if a patient will be eligible to participate in the trial, so we will need to screen many more patients than we intend to enroll in order to meet our enrollment criteria. Not all patients who undergo screening will ultimately be eligible for enrollment in our clinical trials. Moreover, some of the enrolled participants may not comply with the requirements of the trial, thereby leading to poor or unusable data, or some may withdraw from the trial, which may compromise the results of the clinical trial.

We may not be able to initiate, continue and/or complete in a timely manner clinical trials if we are unable to locate and enroll a sufficient number of eligible patients within the planned recruitment period to participate in these trials as required by the applicable regulatory authorities in the United States, Europe and any other applicable jurisdictions.

Delays in subject enrollment or failure of trial subjects to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial. Patient enrollment in our clinical trials may be affected by many factors including:

•	the use of the investigational device and the nature of the procedures being performed under the clinical trial protocol;
•	the existence of a competing device with FDA marketing authorization and long-term data supporting its safety and efficacy;
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of our investigational devices in relation to other available therapies, including any new product candidates that may be approved for the indications we are investigating;

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	subject compliance with the trial protocol;
•	the design of the clinical trial;
•	the referral practices of physicians;
•	limitations placed on enrollment by regulatory authorities or other bodies;
•	the ability to monitor trial subjects adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective subjects;
•	efforts to facilitate timely enrollment; and
•	other clinical trials competing for the same target patients as those of our clinical trials.

Any difficulties in enrolling a sufficient number of subjects for any of our clinical trials, or any subjects withdrawing from the clinical trials or not complying with the trial protocols, could result in significant delays and could require us to abandon one or more clinical trials altogether. If our trial sites are restricted or delayed in performing the required procedures or following up with their trial subjects, this may lead to missing information and may potentially impact clinical trial data quality and integrity. Enrollment delays and other issues with our clinical trials may result in increased research and development costs that may exceed the resources available to us and may lead to delays in obtaining marketing authorization in target markets.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements or if we experience unanticipated problems with our authorized products, we could be subject to restrictions or withdrawal from the market.

Our authorized products, and any other products for which we obtain regulatory clearance or approval, as well as the respective manufacturing processes, postmarket surveillance and reporting, post-approval clinical testing and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other regulatory bodies (and Notified Bodies, as applicable). In particular, we and some of our suppliers are required to comply with the QSR and international standards for the manufacture of products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain regulatory clearance or approval. Regulatory bodies, such as the FDA, enforce good manufacturing practice requirements, such as the QSR in the United States, and other regulations through periodic announced or unannounced inspections. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections.

Medical device manufacturers must submit periodic reports to the FDA and other regulatory authorities after obtaining marketing authorization in the applicable countries or jurisdictions. Such reports generally include information about failures and certain adverse events or malfunctions associated with the device after its marketing authorization. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA or other applicable regulatory authority. Following its review of the periodic reports, the FDA or other regulatory authority might ask for additional information or initiate further investigation. Accordingly, we and our contract manufacturers must continuously expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control.

In the United States, the FDA and other federal and state agencies, including the U.S. Department of Justice, closely regulate compliance with all requirements governing medical device products, including requirements pertaining to marketing and promotion of devices in accordance with the provisions of the approved labeling and manufacturing of products in accordance with QSR requirements. Violations of such requirements may lead to investigations alleging violations of the FFDCA and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, or the later discovery of previously unknown adverse events or other problems with our products could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees or civil penalties;
•	customer notifications for repair, replacement or refunds;
•	recall, withdrawal, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for premarket review or marketing authorization of new products or modified products;
•	operating restrictions;
•	suspension, modification, or withdrawal of marketing authorizations that have already been granted;
•	refusals to allow imports and/or to issue documentation necessary to facilitate exports;
•	refusal to grant export approval for our products; or
•	imposition of administrative or criminal penalties.

If any of these actions were to occur, we may be required to expend significant time and resources to address or defend such actions, and our reputation may be harmed and our product sales and/or profitability may be negatively affected. Furthermore, key component suppliers may not currently be, or may not continue to be, in compliance with all applicable legal requirements or our supplier control requirements, which could result in our failure to manufacture our products on a timely basis and in the required quantities, if at all.

In addition, the FDA or other regulatory authorities may change their marketing authorization policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any product candidate under development or impact our ability to modify any authorized products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain marketing authorizations, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we have obtained.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses or engaged in false or misleading promotion.

Regulatory clearances and approvals may be subject to limitations on the intended uses for which our products may be marketed and reduce our potential to successfully commercialize our products. While physicians/clinicians, in most jurisdictions, can use our products in ways or circumstances other than those strictly within the scope of the regulatory clearance or approval, we are required, in many jurisdictions, to limit our training and promotion of our products to the cleared or approved intended uses. For example, if the FDA determines that our promotional materials, labeling, training or other marketing constitutes promotion of an uncleared or unapproved, or “off-label” use, it could request that we modify or cease use of those training or promotional materials until we obtain FDA clearance or approval for those uses or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil monetary penalty and/or criminal penalties. Discussions that may be viewed as off-label promotion by FDA include discussions regarding treatment of a specific disease or condition when FDA has cleared or approved a device with a general tool-type indication that does not mention any particular disease or condition. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of our products would be impaired.

In addition to promoting our products in a manner consistent with our clearances and approvals, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, we could be subject to enforcement action. In addition, unsubstantiated claims also present a risk of consumer class action or consumer protection litigation and competitor challenges.

Compliance with regulations for quality systems for medical device companies is difficult, time consuming and costly.

We have developed and maintain a quality management system for medical devices intended to ensure quality of our products and activities. The system is designed to be in compliance with regulations in many different jurisdictions, including the QSR mandated by the FDA in the United States and the requirements of the MDD and New EU MDR in the European Union, including the international standard ISO 13485 required by the member states in Europe that recognize the CE Mark. The FDA issued a final rule on January 31, 2024 describing revisions to the QSR to harmonize it with ISO 13485:2016. The harmonized regulations, which will be called the Quality Management System Regulation, or QMSR, will become effective on February 2, 2026.

Compliance with regulations for quality management systems for medical device companies is time consuming and costly, and there are changes in such regulations from time to time. While management believes that we are compliant with existing quality management system regulations for medical device companies as of the date of this Annual Report, it is possible that we may be found to be noncompliant with new or existing regulations in the future. In addition, we may be found to be noncompliant as a result of future changes in, or interpretation of, the regulations for quality systems. If we do not achieve compliance or subsequently become noncompliant, the regulatory authorities may require that we take appropriate action to address nonconformance issues identified in a regulatory audit, and may, if we do not take such corrective actions in a timely manner, withdraw marketing clearance, or require product recall or take other enforcement action.

Our external vendors must, in general, also comply with the applicable quality system requirements. Any of our external vendors may become noncompliant with the applicable quality system regulations, which could result in enforcement action by regulatory authorities, including, for example a Warning Letter from the FDA or a requirement to withdraw from the market or suspend distribution, or export or use of products manufactured by one or more of our vendors.

If we or our contract manufacturers fail to comply with such laws and regulations where we would intend to market our products, we could be subject to enforcement action including recall of our device, withdrawal of approval, authorization, certification or clearance and civil and criminal penalties. If any of these events occur, it may materially and adversely affect our business, financial condition, results of operations and prospects.

Modifications to our cleared or approved products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until such additional clearances or approvals are obtained.

Certain modifications to our products may require the submission of new 510(k) premarket notifications, PMA supplements, or other regulatory agency approval applications or documents. If a modification is implemented to address a safety concern, we may also need to initiate a recall or cease distribution of the affected device. The FDA can review a manufacturer’s decision not to submit a new 510(k) premarket notification, PMA supplement or PMA for a modification and may disagree. The FDA may also on its own initiative determine that clearance of a new 510(k) or approval of a new PMA submission is required. We may make additional modifications to our products in the future that we believe do not or will not require clearance of a new 510(k) or approval of a new PMA. If we begin manufacture and distribution of the modified devices and the FDA later disagrees with our determination and requires the submission of a new 510(k) or PMA for the modifications, we may also be required to recall the distributed modified devices and to stop distribution of the modified devices until we have received approval or clearance for the modified device, which could have an adverse effect on our business. If the FDA does not clear or approve the modified devices, we may need to redesign the devices, which could also harm our business. When a device is marketed without a required clearance or approval, the FDA has the authority to take informal enforcement actions such as the issuance of a Warning Letter, or bring a formal enforcement action, including injunction, seizure and criminal prosecution. The FDA considers formal enforcement actions generally when there is a serious risk to public health or safety or the company’s corrective and preventive actions are inadequate to address the FDA’s concerns.

Where we determine that modifications to our products require clearance of a new 510(k) or approval of a new PMA or PMA supplement, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the EEA, we must notify an EU Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm its future growth. Additionally, such changes could mean we would no longer be able to rely on existing MDD CE Marks under the transition periods and would need to obtain a CE Mark under the New EU MDR.

Our contract manufacturers are subject to regulatory compliance by the FDA, Health Canada and regulatory authorities in the EU and other jurisdictions.

Our contract manufacturers must comply with applicable FDA, EU, Health Canada and other applicable foreign regulations, which include quality control and quality assurance requirements, as well as the corresponding maintenance of records and documentation and manufacture of devices according to the specifications contained in the applicable regulatory file. The manufacturing practices of our third-party suppliers are subject to ongoing regulation and periodic inspection. In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, and servicing of medical devices. Furthermore, we will be required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our authorized device products also subject to similar state regulations and various laws and regulations of other countries governing manufacturing. If our contract manufacturers do not or cannot comply with these requirements, our ability to commercialize our approved products may be adversely affected.

The introduction of new or alternative manufacturers or suppliers also may require manufacturing or design changes to our products that are subject to FDA and other regulatory clearances or approvals. Similarly, in the European Union, the introduction of new or alternative manufacturers or suppliers could be considered to constitute a substantial change to our quality system or result in design changes to our products which could affect compliance with the Essential Requirements for the Notified Body’s certificate under the MDD (which continues to be valid during the transition period) and with the General Safety and Performance Requirements once a Notified Body certificate under the New EU MDRs is required.

If a substantial change is made to a device relying on an MDD certificate it will no longer benefit from the transition period set out in the New EU MDR. In this case the product would need to be CE marked under the New EU MDR to be placed on the market. Once CE marked under the New EU MDR these changes must be disclosed to our Notified Body in the EU before implementation. The Notified Body will then assess the changes and verify whether they affect the products’ conformity with the General Safety and Performance Requirements. If the assessment is favorable the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing certificates attesting compliance with the General Safety and Performance Requirements. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation, and experience a material adverse effect on our business, financial condition, and results of operations.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, we may initiate voluntary recalls of our products in the future to the extent we experience safety or other concerns with such products. For voluntary corrections or removals, the FDA requires that manufacturers report to the FDA within 10 working days after the correction or removal is initiated if the action was initiated to reduce a risk to health posed by the device or to remedy a violation of the FFDCA caused by the device which may present a risk to health. Companies are required to maintain certain records of corrections and removals, even if they are not reportable to the FDA. We may determine that any particular voluntary recall that we initiate does not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

In the European Union, incidents and serious incidents must be reported to the relevant authorities of the European Union Member States, and manufacturers are required to take FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market (such FSCAs must also be reported to relevant authorities). The timing and means of making the report depend on the severity of the incident (for example, serious incidents that resulted in death or serious deterioration require immediate reporting to competent authorities, whereas incidents might be included in the periodic safety update report and/or trend reporting). For purposes of these regulations, an “incident” is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect. “Serious incident” is defined as any incident that directly or indirectly led, might have led or might lead to any of the following: (a) the death of a patient, user or other person, (b) the temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health, (c) a serious public health threat. An FSCA is defined as a corrective action taken by a manufacturer for technical or medical reasons to prevent or reduce the risk of a serious incident in relation to a device made available on the market. A FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. In addition, governmental or other competent bodies or authorities have the authority to require the recall of products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found.

A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of the TULSA-PRO system, Sonalleve system or any future products would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, and such events can result in voluntary corrective actions or agency enforcement actions.

Under FDA medical device reporting regulations, manufacturers are required to report to the FDA information that reasonably suggests that one of their marketed devices may have caused or contributed to a death or serious injury or has malfunctioned and that the device or a similar device marketed by the manufacturer would likely cause or contribute to death or serious injury if the malfunction were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Similar enforcement action could be taken by the competent authorities in the European Union if we do not comply with our medical devices vigilance obligations. In addition, our EU Notified Body could decide to suspend or withdraw our CE Certificates of Conformity. Any such adverse event involving the TULSA-PRO or Sonalleve systems also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, audit or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of personnel time and capital, distract management from operating the business and may harm our reputation and could have a material adverse effect on our business, financial condition and operating results.

Legislative or regulatory reform of the healthcare systems in which we intend to operate may affect our ability to sell our products profitably and could adversely affect our business.

The governments and regulatory authorities in the United States, the European Commission, Canada and other markets in which we expect to sell our devices may propose and adopt new legislation and regulatory requirements relating to medical product approval criteria, manufacturing and marketing requirements. In addition, regulations and guidance promulgated by the FDA, the European Commission, and other regulatory bodies are often revised or reinterpreted by the agency and other relevant regulatory bodies in ways that may significantly affect our business and products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed and what the impact of such changes, if any, may be. Such legislation or changes in regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Future legislative and regulatory proposals to further reform healthcare or reduce healthcare costs may prevent, limit or delay regulatory authorization of our product candidates or coverage or reimbursement for such product candidates, if approved, or even lower reimbursement for the procedures associated with the use of such product candidates. More broadly, such future legislation or regulation may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be.

In December 2022, the U.S. Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDDCA under the Food and Drug Omnibus Reform Act of 2022, or FDORA. In addition to the requirement that sponsors of pivotal trials submit diversity action plans for pivotal trials (see “Government Regulation-Regulatory Landscape in the United States-Device Clinical Studies”), FDORA included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Under the FDORA amendments to the DFDCA, any application for marketing authorization of the cyber device must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDDCA and will subject the manufacturer to enforcement actions and possibly legal sanctions. The growth of overall healthcare costs as a percentage of gross domestic product in many countries means that governments and payers are under intense pressure to control healthcare spending even more tightly. As a result, our businesses and the healthcare industry in general are operating in an ever more challenging environment with very significant pricing pressures. In recent years, national, federal, provincial, state and local officials and legislators have proposed, or are reportedly considering proposing, a variety of price-based reforms to the healthcare systems in the United States, the European Union and other countries. Some proposals include measures that would limit or eliminate payments for certain medical procedures and treatments or subject pricing to government control. In addition, proposed legislation may limit access to healthcare insurance coverage, which could reduce the volume of medical procedures involving our authorized device products. Furthermore, in certain foreign markets, the pricing or profitability of healthcare products is subject to government controls and other measures that have been prepared by legislators and government officials. While we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposals or reforms could adversely affect the commercial viability of our existing and potential products. In addition, any changes of, or uncertainty with respect to, coverage or reimbursement rates relating to our authorized products, or procedures involving such products, could affect demand for our products, which in turn could impact our ability to successfully commercialize our authorized products and have a material adverse effect on our business, financial condition and results of operations.

Other legislation or regulatory proposals may adversely affect our revenues and profitability.

Existing and proposed changes in the laws and regulations affecting public companies may cause us to incur increased costs as we evaluate the implications of new rules and responds to new requirements. Failure to comply with the new rules and regulations could result in enforcement actions or the assessment of other penalties. The new laws and regulations could make it more difficult to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, or as executive officers. We may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase beyond what we currently have planned. Although we intend to evaluate and monitor developments with respect to these rules, we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We are subject to “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security regulations. Any violation by our employees or other agents could expose us to severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the FCPA, which generally prohibits U.S. companies and their officers, directors and employees from giving, promising, offering or authorizing, directly or indirectly, any payments or anything of value to foreign officials for the purpose of obtaining or retaining business or directing business to any company or person, by securing an improper advantage, influencing any act or decision by a foreign official in their official capacity, or inducing a foreign official to do or omit to do something in violation of their lawful duty. The FCPA also requires issuers to maintain accurate books and records and adequate internal controls. In addition, we are subject to anti-bribery laws of the nations in which we conduct business (e.g., Bribery Act 2010 in the United Kingdom, Articles 299a and 299b of the German Criminal Code specifically addressing bribery in the healthcare sector, the Corruption of Foreign Public Officials Act in Canada and laws adopted pursuant to the Organisation for Economic Co-operation and Development Convention on Combating Bribery of Foreign Public Officials in International Business Transactions). If our employees or our agents are found to have engaged in prohibited conduct under our policies and procedures, or under the FCPA or other anti-bribery laws to which we may be subject, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our operations may be directly or indirectly affected by various broad United States or foreign healthcare fraud and abuse laws. For example, healthcare laws and regulations in the United States may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any authorized products or product candidates. In particular, the United States federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service, for which payment may be made under United States federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. This statute has been interpreted to apply to arrangements between device manufacturers on one hand and prescribers and purchasers on the other. For example, the United States government has sought to apply the Anti-Kickback Statute to device manufacturers’ financial relationships with physician consultants. Among other theories, the United States government has alleged that some such relationships are payments to induce the consultants to arrange for or recommend the ordering, purchasing or leasing of the manufacturers’ products by the hospitals, medical institutions and other entities with whom they are affiliated. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and arrangements that involve remuneration that could induce prescribing, purchases, or recommendations may be subject to government scrutiny if they do not qualify for an exemption or a safe harbor.

The False Claims Act imposes criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Suits filed under the False Claims Act can be brought by the United States government or they can be brought by an individual on behalf of the United States government, as “qui tam” actions, and such individuals, commonly known as “whistleblowers,” may share in any damages paid by the entity to the United States government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the United States government, plus civil penalties of up to approximately $25,000 for each separate false claim. Various states have also enacted laws modeled after the False Claims Act.

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes criminal and civil liability on any person who knowingly and willfully executes, or attempts to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to health care matters. In addition, HIPAA and HITECH impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process such information.

The U.S. federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-authorized drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members.

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental payors, including private insurers. In addition, certain U.S. states require medical device companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our financial arrangements with physicians, some of whom receive compensation in the form of stock options, which could be viewed as influencing the purchase of or use of our products in procedures they perform and may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private qui tam actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any of the foregoing consequences will negatively affect our business, financial condition and results of operations.

We are subject to, and may in the future become subject to, U.S. federal and state, and foreign, stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., HIPAA as amended by HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In particular, HIPAA imposes requirements on certain healthcare providers, health plans and healthcare clearinghouses, or “covered entities,” as well as their business associates that perform services for them that involve the use or disclosure of individually identifiable health information, called protected health information (“PHI”), under HIPAA, relating to the privacy and security of PHI, including the use of mandatory contractual terms, or Business Association Agreements, in some circumstances, as well as privacy and security standards and breach notification requirements. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose PHI maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. However, determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

We are not subject to HIPAA, but our customers, research collaborators and others in the United States with whom we do business are. Accordingly, we must ensure that any business arrangements that we have with covered entities are structured to comply with HIPAA and ensure that we have the authority to obtain any PHI that may be disclosed to us. If we are unable to properly protect the privacy and security of PHI or other personal, sensitive, or confidential information in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. Enforcement activity can also result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal and outside resources. Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, in 2018, California enacted the California Consumer Privacy Act (“CCPA”) which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. While there is currently an exception for PHI that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. In addition, the California Privacy Rights Act (“CPRA”) was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. A number of other states have considered similar privacy proposals, with states like Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia enacting their own privacy laws. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

In the European Union, we may be subject to the General Data Protection Regulation (“GDPR”) which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions affording greater protection to and requiring additional compliance measures for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. If we or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR may also impose additional compliance obligations relating to the transfer of data between us and our affiliates, collaborators, or other business partners. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”), issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the European Union Member States and the United States (such as the Standard Contractual Clauses) and (b) invalidates the European Union-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the European Union to the United States.

On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework (the “Framework”). The Framework provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision. Notably, the new obligations were geared to ensure that data can be accessed by US intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The Commission will continually review developments in the US along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some patients or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective patients or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the European Union GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the European Union GDPR into United Kingdom law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In addition, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Compliance with environmental laws and regulations could be expensive, and failure to comply with these laws and regulations could subject us to significant liability.

We may use hazardous materials in our research and development and manufacturing processes. We are subject to various regulations governing use, storage, handling and disposal of these materials and associated waste products. We will need one or more licenses to handle such materials, but there can be no assurance that it will be able to retain these licenses in the future or obtain licenses under new regulations if and when they are required by governing authorities. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources and any applicable insurance. We would also likely incur expenses related to any such incidents. Such future expenses or liability could have a significant negative impact on its business, financial condition and results of operations. Further, we cannot assure that the cost of compliance with these laws and regulations will not materially increase in the future. We may also be subject to liability in respect of the operations of prior owners or operators of any properties we may own, at manufacturing sites where operations have previously resulted in spills, discharges or other releases of hazardous substances into the environment. We could be held strictly liable under environmental laws for contamination of property that we occupy without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations or satisfy indemnification obligations to us. Similarly, if we fail to ensure compliance with applicable environmental laws in foreign jurisdictions in which we operate, we may not be able to offer our products and may be subject to civil or criminal liabilities.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

The ability of the FDA to review and authorize new medical products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and congressional impasses periodically threaten to cause future government shutdowns. Most recently, the U.S. government nearly shutdown at the end of December 2024 due to disagreements in Congress over a continuing resolution package to fund federal government operations. When a shutdown occurs, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risk Factors Relating to Intellectual Property

If we breach any of the agreements under which we license rights to our technology from third parties, we could lose license rights that are important to our business. Certain of our license agreements may not provide an adequate remedy for their breach by the licensor.

We license certain development and commercialization rights for certain technologies used in our systems and expect to enter into similar licenses in the future. For instance, we license exclusive intellectual property rights from Sunnybrook that enable us to use, manufacture, distribute and sell the TULSA-PRO system. Under this royalty-free license, we are subject to various obligations, including the milestone payment of C$250,000 we paid upon obtaining FDA clearance of our TULSA-PRO system, and legal costs associated with patent application preparation, filing and maintenance. If we breach or otherwise terminate any of the agreements under which we license rights to our technology from third parties, we could lose intellectual property rights that are important to our business and incur other liabilities. Certain of our license agreements may not provide an adequate remedy for their breach by the licensor. The loss or breach of any of these license agreements could have a material adverse effect on our business, results of operations and financial condition.

Our proprietary rights may not adequately protect our technologies.

Our commercial success will depend on our ability to obtain patents (or exclusive rights thereto) and to maintain adequate protection for our technologies in the United States, Europe, Canada and other countries. We own or have exclusive rights to multiple issued United States patents and several pending United States patent applications in respect of our products. For the TULSA-PRO system, our patent rights include rights licensed to us from Sunnybrook and other intellectual property that we have developed. We acquired the patent rights for the Sonalleve system from Philips. We or our licensors will be able to protect such proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering our technologies as we deem appropriate. However, we may fail to apply for patents on important technologies in a timely fashion, or at all. Our existing patent applications and any future patents we may obtain may not be sufficiently broad to prevent others from utilizing our technologies or from developing competing products and technologies. In addition, we cannot guarantee that:

●	we or our licensors were the first to make the inventions covered by each of our licensed or issued patents and pending patent applications;
●	we or our licensors were the first to file patent applications for these inventions;
●	others will not independently develop similar or alternative technologies or duplicate any of our or our licensors’ technologies;
●	any of our or our licensors’ pending patent applications will result in issued patents;
●	any of our or our licensors’ patents will be valid or enforceable;
●	any patents issued to us or our licensors and collaboration partners will provide us with any competitive advantages, or will not be challenged by third parties;
●	we will develop or in-license additional proprietary technologies that are patentable; or
●	the patents of others will not have an adverse effect on our business.

The actual protection afforded by a patent varies on an offering-by-offering basis, from country to country and depends upon many factors, including the type of patent, the scope of our or our licensors’ coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. Our or our licensors’ ability to maintain and solidify our or our licensors’ proprietary position for our products will depend on our or our licensors’ success in obtaining effective patent claims and enforcing those claims once granted. Our or our licensors’ issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, and the rights granted under any such issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products or offerings. Due to the extensive amount of time required for the development, testing and regulatory review of a medical device, it is possible that, before our devices can be commercialized, any relevant patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Protection afforded by patents may be adversely affected by recent or future changes to patent related statutes and administrative procedures, for example, such as in the laws of the United States or to USPTO rules. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, on September 16, 2011, the Leahy-Smith Act was signed into law in the United States. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. However, it is not fully clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. As such, the Leahy-Smith Act and its implementation, as well as any future changes to patent law in the United States or elsewhere, could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could have a material adverse effect on our business, financial condition and operating results.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO and other patent offices, or become involved in opposition, derivation, re-examination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings in the United States or other jurisdictions, challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, allow third parties to commercialize our technology or product and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products. Changes to the current patent statutes may adversely affect the protection afforded by our patents and/or open our patents up to third-party attack in non-litigation settings. The costs of patent enforcement or invalidity proceedings could be substantial, result in adverse determinations, and divert management attention from our business.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third-party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain, and may divert our efforts and attention from other aspects of our business. In addition, non-U.S. courts are sometimes less willing than courts in the United States to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates, and products and services, when and if we have any, in every jurisdiction would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop competing products. These products may compete with our products, when and if we have any, and may not be covered by any of our or our licensors’ patent claims or other intellectual property rights.

The laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

The patent protection for our technologies may expire before we are able to maximize our commercial value which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our technologies have varying expiration dates; although the patents for the technologies we use are not expected to expire in the near term, when these patents expire, we may be subject to increased competition and may not be able to recover our development costs or license fees. In some of the larger economic territories, such as the United States and the European Union, patent term extension/restoration may be available to compensate for time taken during aspects of a product candidate’s regulatory review. However, we cannot be certain that any extension will be granted or, if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. If we or our licensors are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our or our licensors’ patents in the United States or elsewhere.

We may incur substantial costs as a result of litigation or other proceedings relating to enforcement of our or our licensors’ patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

If we choose to go to court to try to stop or prevent a third-party from using the inventions claimed in our or our licensors’ patents, that third-party has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third-party. Even if we were successful in stopping the infringement of these patents, these lawsuits are expensive and would consume time and other resources and divert attention from other aspects of our business. In addition, there is a risk that the court will decide that these patents are invalid or unenforceable and that we do not have the right to prevent the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to prevent the other party’s activities on the ground that such other party’s activities do not infringe our rights.

We may be subject to lawsuits from, liable for damages to, or be required to enter into license agreements with, a third-party that claims we infringed its patents or otherwise misused its proprietary information.

If we wish to use the technology in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity or enforceability of these patents or incur the risk of litigation in the event that the owner asserts that we infringed these patents. The failure to obtain a license for technology or the failure to challenge an issued patent owned by others that we may require to develop or commercialize our product candidates may have a material adverse impact on us.

In addition, if a third-party asserts that we infringed its patents or other proprietary rights, we could face a number of risks that could seriously harm our results of operations, financial condition and competitive position, including:

●	patent infringement and other intellectual property claims, which would be costly and time consuming to defend, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;
●	substantial damages for past infringement, including possible treble damages in some jurisdictions, which we may have to pay if a court determines that our product candidates, offerings or technologies infringe a competitor’s patent or other proprietary rights;
●	a court prohibiting us from selling or licensing our technologies unless the third-party licenses patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do; and
●	if a license is available from a third-party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license.

The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Patent laws in the United States as well as the laws of certain other jurisdictions provide for provisional rights in published patent applications beginning on the date of publication, including the right to obtain reasonable royalties, if a patent is subsequently issued and certain other conditions are met. While we believe that there may be multiple grounds on which to challenge the validity of United States patents and the counterparts filed in other jurisdictions possibly relevant to our business, we cannot predict the outcome of any invalidity challenge. Alternatively, it is possible that we may determine it is prudent to seek a license from a patent holder to avoid potential litigation and other potential disputes. We cannot be sure that a license would be available to us on acceptable terms, or at all.

Because some patent applications in certain jurisdictions may be maintained in secrecy until the patents are issued, because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.

Patent applications filed by third parties that cover technology similar to ours may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party files a United States patent application on an invention similar to ours, we may elect to participate in or be drawn into an interference or other proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

We may also be subject to damages resulting from claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of third parties. Many of our employees were previously employed, and certain of our consultants are currently employed, at universities or medical device companies, including our competitors or potential competitors. Although we have not received any claim to date, we may be subject to claims that we, or these employees or consultants, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these current or former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. We may be subject to claims that employees of our partners or licensors of technology licensed by us have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. We may become involved in litigation to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel; and even if we are successful in defending such claims, they can be expensive and would consume time and other resources and divert attention from other aspects of our business.

Some of our competitors may be able to sustain the costs of complex patent and other intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations. We cannot predict whether third parties will assert these claims against us or against our licensors, or whether those claims will harm our business. If we or our licensors are forced to defend against these claims, whether they are with or without any merit, whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial conditions and results of operations.

Risks Relating to the International Scope of our Business

Our business, financial condition, cash flows and results of operations are subject to risks arising from our international operations.

We conduct a portion of our business outside Canada and the U.S. and in the future expect to expand our operations into new international jurisdictions, including emerging markets. In addition, the manufacturing facilities for our products sold in the U.S. are located in Canada and other jurisdictions outside of the U.S.

Our foreign operations are subject to risks inherent in conducting business abroad, such as: difficulties in coordinating and managing foreign operations, price and currency exchange controls, political and economic instability, compliance with multiple regulatory regimes, differing degrees of protection for intellectual property, unexpected changes in foreign regulatory requirements and restrictive governmental actions.

On February 1, 2025, the President of the United States issued executive orders directing the United States to impose new tariffs on imports originating from Canada, Mexico and China. These orders call for additional 25% duty on imports into the United States of Canadian origin and Mexican origin products and 10% duty on Chinese origin products, except for Canadian energy resources that are subject to an additional 10% duty. We are assessing the direct and indirect impacts to our business of such tariffs, retaliatory tariffs or other trade protectionist measures implemented as this situation develops, and such impacts could be material.

Adverse economic conditions impacting our customers or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending and ongoing use of our TULSA-PRO system.

Risk Factors Relating to Our Common Shares

Future sales or the issuances of our securities may cause the market price of our Common Shares to decline.

The market price of our Common Shares could decline as a result of issuances of securities (including our Common Shares) by us, exercises of outstanding options or warrants for additional Common Shares or sales by our existing shareholders of Common Shares in the market, or the perception that these issuances or sales could occur. Sales of Common Shares by shareholders may make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of December 31, 2024, there were a total of 2,291,152 outstanding share options issued under our Share Option Plan, 324,621 Restricted Stock Units (“RSUs”), 91,670 Deferred Stock Units (“DSUs”) issued. In addition, as of December 31, 2024, the maximum number of Common Shares reserved for issuance under this plan is 3,905,175 Common Shares or such other number as may be approved by the holders of the voting shares of the Company.

We expect that the price of our Common Shares may fluctuate significantly.

The market price of securities of many companies, particularly development and early commercial stage medical device companies, experience wide fluctuations in price that are not necessarily related to the operating performance, underlying asset values or prospects of such companies.

The market price of our Common Shares could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	delays in respect of our commercialization of the TULSA-PRO system in the United States;
●	adverse results or delays in our future planned data collection for the TACT Pivotal Clinical Trial and any future clinical trials that we may conduct;
●	regulatory actions with respect to our products and/or product candidates;
●	changes in laws or regulations applicable to our products or any future product candidates, including but not limited to clinical trial requirements for approvals;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for its products;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales or issuances of our Common Shares by us, our insiders or our other shareholders, including by exercise of outstanding options or warrants; and
●	general economic and market conditions, including tariffs or trade restrictions.

These and other market and industry factors may cause the market price and demand for our Common Shares to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their Common Shares and may otherwise negatively affect the liquidity of our Common Shares. In addition, stock markets in general, and the TSX, the Nasdaq and the share prices of biotechnology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under the laws of Ontario, Canada. The rights of holders of our common shares are governed by Ontario and Canadian law, including the provisions of the Securities Act (Ontario), and by our Articles of Incorporation. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common shares less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Exchange Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

If equity research analysts research or reports about our business or if they issue unfavorable commentary or downgrade our Common Shares, the price of our Common Shares could decline.

The trading market for our Common Shares will rely in part on the research and reports that equity research analysts publish about us and our business, over which we have no control. The price of our Common Shares could decline if one or more equity analysts downgrade our Common Shares or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Shares may be volatile, and in the past companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

We have never paid dividends on our Common Shares and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our Common Shares will likely depend on whether the price of our Common Shares increases.

We have not paid dividends on our Common Shares to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Shares will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our Common Shares if the price of our Common Shares increases. In addition, the terms of the CIBC Credit Agreement restrict our ability and the ability of our subsidiaries to pay dividends and make certain distributions and transfers. As a result, only appreciation of the price of the Common Shares will provide a return to holders of Common Shares.

If we are unable to satisfy the requirements of Sarbanes-Oxley, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned.

We are subject to certain of the requirements of Sarbanes-Oxley. Section 404 of Sarbanes-Oxley (“Section 404”) requires companies subject to the reporting requirements of the U.S. securities laws to complete a comprehensive evaluation of our internal controls over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management are required to assess and issue a report concerning our internal controls over financial reporting. As a smaller reporting company, we are exempt from certain reporting requirements, including the independent auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. Under this exemption, our independent auditor is not required to attest to and report on management’s assessment of our internal controls over financial reporting until we no longer qualify for such exemption. We continue to address our compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is complicated and time-consuming. Furthermore, we believe that our business will grow both domestically and internationally, in which case our internal controls will become more complex and will require significantly more resources and attention to ensure our internal controls remain effective overall. During the course of our testing, our management has identified and may identify additional material weaknesses or significant deficiencies, which may not be remedied in a timely manner to meet the deadline imposed by Sarbanes-Oxley. As described below, we have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting, or our independent registered public accounting firm identifies additional material weaknesses in our internal controls, investor confidence in our financial results may weaken, and the market price of our securities may suffer.

We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Common Shares.

We have identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. In conjunction with the preparation of the Company’s financial statements for the year ended December 31, 2024, and specifically in connection with the recognition of revenue under ASC 606, Revenue from contracts with customers, management has determined that the controls over the review of contract terms and arrangements with customers did not operate effectively during 2024.  This material weakness resulted in audit adjustments to revenue, trade and other receivables and prepaid expenses, deposits and other assets, which were recorded prior to the issuance of the financial statements as of and for the year ended December 31, 2024.

Our efforts to address the identified material weakness are ongoing. We cannot assure you that these measures will significantly improve or remediate the material weakness described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act.

We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Any default under our existing debt that is not waived by the applicable lender could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We are required to comply with the covenants in the CIBC Credit Agreement and such covenants may create a risk of default on our debt if we cannot satisfy or continue to satisfy these covenants. If we are determined not to have complied or in the future cannot comply with a debt covenant or anticipate that we will be unable to comply with a debt covenant under any debt instrument we are a party to, including the CIBC Loan, management may seek a waiver and/or amendment to the applicable debt instrument in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. On March 31, 2024, we were in breach of the covenant in the CIBC Loan that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year. Prior to such breach, we obtained a waiver from CIBC, pursuant to which CIBC has waived such breach. On September 26, 2023, an amendment to the CIBC Loan changed financial covenants. The revised covenants specify that unrestricted cash must be greater than either (i) negative EBITDA for the most recent nine -month period or (ii) $7,500, reported monthly. Additionally, recurring revenue for any fiscal quarter must be 15% greater than the same quarter in the prior fiscal year, reported quarterly. As of December 31, 2024, we were in compliance with these covenants. Future compliance depends on achieving specific revenue, EBITDA, and cash levels. If we default under a debt instrument, including the CIBC Loan, and the default is not waived by the lender(s), the debt extended pursuant to the CIBC Loan and any other debt instruments could become due and payable prior to its stated due date. If such event were to occur in the future, we cannot give any assurance that (i) CIBC and/or our other lenders will agree to any covenant amendments or waive any covenant breaches or defaults that may occur, and (ii) we could pay this debt if it became due prior to its stated due date. Accordingly, if we are unable to negotiate a covenant waiver or replace or refinance our existing debt on favorable terms or at all, such default could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares. Future compliance with the financial covenants included in the CIBC Loan is dependent upon achieving certain revenue, EBITDA, and anticipated cash levels. Management considers there is a potential for a breach of these covenants in the future due to the volatility and unpredictability of our revenues.

As a foreign private issuer whose shares are listed on Nasdaq, we intend to follow certain home country corporate governance practices instead of certain Nasdaq requirements.

As a foreign private issuer whose shares are listed on Nasdaq, we are permitted to follow certain home country corporate governance practices instead of certain requirements of the Nasdaq rules. We intend to adopt and approve material changes to equity incentive plans in accordance with TSX listing rules, which do not impose a requirement of shareholder approval for such actions. In addition, we intend to follow the TSX listing rules in respect of private placements instead of Nasdaq requirements to obtain shareholder approval for certain dilutive events (such as issuances that will result in a change of control, certain transactions other than a public offering involving issuances of a 20% or greater interest in us and certain acquisitions of the stock or assets of another company) and the minimum quorum requirement for a shareholders meeting. Under Nasdaq listing rules, the required minimum quorum for a shareholders meeting is 33 1/3% of the outstanding Common Shares, and our minimum quorum requirement is only 10% of the total number of voting rights attaching to all outstanding Common Shares. Accordingly, our shareholders may not be afforded the same protection as provided under Nasdaq corporate governance rules for domestic issuers.

We will incur significantly increased costs and devote substantial management time as a result of operating as a U.S. public company.

As a U.S. public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a Canadian public company. For example, we are subject to the reporting requirements of the U.S. Exchange Act, and are required to comply with the applicable requirements of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and likely will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, management and other personnel have needed to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404, which involve annual assessments of a company’s internal controls over financial reporting. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of such additional costs we may incur as a result of becoming a U.S. public company or the timing of such costs.

We may lose foreign private issuer status in the future, which could result in significant additional costs and expenses.

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on June 30, 2025. We may in the future lose foreign private issuer status if a majority of our Common Shares are held in the United States and we fail to meet the additional requirements necessary to avoid loss of foreign private issuer status, such as if: (i) a majority of our directors or executive officers are U.S. citizens or residents; (ii) a majority of our assets are located in the United States; or (iii) our business is administered principally in the United States. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be significantly more than the costs incurred as an SEC foreign private issuer. If we lose our foreign private issuer status on this determination date, we would have to comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders would become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the Nasdaq listing rules. As a U.S. listed public company that is not a foreign private issuer, we would incur significant additional legal, accounting and other expenses that we do not currently incur as a foreign private issuer, as well as increased accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. We also expect that if we were required to comply with the rules and regulations applicable to U.S. domestic issuers, it would make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors.

It may be difficult for United States investors to effect service of process or enforcement of actions against us or certain of our directors and officers under U.S. federal securities laws.

We are incorporated under the laws of the Province of Ontario, Canada. A majority of our directors and officers are not U.S. citizens or residents. Because all or a substantial portion of our assets and these persons are located outside the United States, it will be difficult for United States investors to effect service of process in the United States upon us or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the U.S. Exchange Act or other United States laws. It may also be difficult to have a judgment rendered in a U.S. court recognized or enforced against us in Canada.

We may be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, which generally would result in certain adverse U.S. federal income tax consequences to our U.S. shareholders.

In general, a non-U.S. corporation is a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income or (ii) 50% or more of the value of its assets consists of assets that produce, or are held for the production of, passive income. Generally, “passive income” includes interest, dividends, rents, royalties and certain gains, and cash generally is a passive asset for PFIC purposes. We have made no determination as to whether we are classified as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and is also affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to depend, in part, upon (i) the market price of the Common Shares, which is likely to fluctuate, and (ii) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. If we were a PFIC for any taxable year during which a U.S. shareholder owned the Common Shares, such U.S. shareholder generally will be subject to certain adverse U.S. federal income tax consequences, including increased tax liability on gains from dispositions of the Common Shares and certain distributions and a requirement to file annual reports with the Internal Revenue Service. In light of the foregoing, no assurance can be provided that we are not currently a PFIC or that we will not become a PFIC in any future taxable year. Prospective investors should consult their own tax advisers regarding our PFIC status.

If we are required to register as an “investment company” under the Investment Company Act, significant compliance costs and applicable restrictions could have a material adverse effect on our business.

We do not believe that we are an “investment company” under the Investment Company Act, but we can provide no assurance that we will not be deemed an “investment company” in the future.

Section 3(a)(1)(A) of the Investment Company Act defines the term “investment company” to mean any issuer that “is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities.” Section 3(a)(1)(C) of the Investment Company Act defines “investment company” as any issuer which “is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis.” Generally, any issuer meeting the definition of an investment company is subject to all applicable provisions of the Investment Company Act and must register with the Commission under Section 8 of the Investment Company Act, unless it meets the terms and conditions of various exceptions provided by the Investment Company Act or in rules adopted by the SEC under the Investment Company Act. The term “investment securities” is very broadly defined in the Investment Company Act. We believe that the cash on our balance sheet is held in a manner so that it constitutes “cash items” instead of “investment securities” within the meaning of the Investment Company Act, and accordingly, we do not believe we are required to register as an investment company; however, if we no longer hold our cash in this manner, we may need to find another available exemption from registration under the Investment Company Act.

For example, Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act, provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer’s total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Investment Company Act) having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the Company becomes an inadvertent investment company, and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then we will be required to register as an investment company with the SEC.

However, if we were to be deemed an investment company, we would be required to register as an investment company or adjust our business strategy and assets. If we were required to register as an investment company under the Investment Company Act, we would incur substantial expenses associated with such registration, and we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, asset composition, including restrictions with respect to diversification and industry concentration, and other matters, which would have a material adverse effect on our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of our patients, employees, and business partners toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our audit committee and board of directors are involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. We have taken into account recognized frameworks established by the National Institute of Standards and Technology, or NIST, when developing cybersecurity policies, standards, processes and practices among other considerations. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy: Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including phishing training, regular network and endpoint monitoring, audits and vulnerability assessments to inform our risk identification and assessment.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care and enter into confidentiality agreements, and enter into data processing agreements with third parties that are processing personal data we control;
●	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including physical security measures to prevent access to data processing systems, firewalls, intrusion prevention and detection systems, email security controls, anti-malware functionality and access controls, endpoint detection and response systems, all of which are evaluated and improved through internal and external vulnerability assessments and cybersecurity threat intelligence;
●	provide mandatory training and notifications for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to understand, identify and address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
●	conduct mandatory annual phishing training and regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
●	utilize pseudonymized data for patients and use other encryption methods to ensure security of personal data;
●	leverage procedures informed by appropriate incident handling frameworks to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we engage with third parties, including annually having a qualified third-party review our incident response plan and our cybersecurity measures to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and assess cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, for example, by engaging with known, reputable vendors, and requiring they have industry standard safeguards and notification procedures. We may also ask vendors associated with increased cybersecurity risk to complete a periodic questionnaire regarding their security practices for ongoing vendor management purposes.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance: Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. The board of directors is responsible for the oversight of risks from cybersecurity threats.

Annually, our audit committee and board of directors receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our members generally receives information that includes a cybersecurity summary and other information discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, Our board of directors also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of our audit committee and board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer in consultation with our Chief Executive Officer and Legal Counsel. Such individuals and their respective teams have collectively over ten years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the audit committee and our board of directors annually about cybersecurity threat risks, among other cybersecurity related matters.

Item 2.    PROPERTIES

We currently lease office space in and around the Mississauga, Ontario and Vantaa, Finland area.

We lease office space at 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, containing approximately 38,148 square feet of office and manufacturing space pursuant to a lease agreement that expires in September 2026. This is our corporate headquarters.

We also lease office space at Äyritie 4B, 01510 Vantaa, Finland, pursuant to a lease agreement that expires in December 2025. This lease replaced a lease at the same address which expired in December 2024. The initial lease term for this lease was less than twelve months.

We believe these facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

Item 3.    LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market and The Toronto Stock Exchange under the symbol “PROF” and “PRN”, respectively. On October 16, 2019 our common shares began trading on Nasdaq.

Stockholders

As of March 7, 2025, we had 30,039,809 outstanding common shares, no outstanding preferred shares, and approximately 8,364 holders of record of our outstanding common shares.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors might deem relevant.

Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” Unless stated otherwise, all references to “$” are to United States dollars in thousands and all references to “C$” are to Canadian dollars in thousands.

Overview

We are a commercial-stage medical device company focused on the development and marketing of customizable, incision-free therapeutic systems for the image guided ablation of diseased tissue utilizing its platform technologies and leveraging the healthcare system’s existing imaging infrastructure. Our lead product (the “TULSA-PRO system”) combines real-time MRI, robotically driven transurethral sweeping-action thermal ultrasound with closed-loop temperature feedback control for the ablation of prostate tissue. The product is comprised of one-time-use devices and durable equipment that are used in conjunction with a customer’s existing MRI scanner.

We are commercializing TULSA-PRO, a technology that combines real-time MRI, robotically-driven transurethral ultrasound and closed-loop temperature feedback control. The TULSA procedure, performed using the TULSA-PRO system, has the potential of becoming a mainstream treatment modality across the entire prostate disease spectrum; ranging from low-, intermediate-, or high-risk prostate cancer; to hybrid patients suffering from both prostate cancer and benign prostatic hyperplasia (“BPH”); to men with BPH only; and also, to patients requiring salvage therapy for radio-recurrent localized prostate cancer. TULSA employs real-time MR guidance for pixel-by-pixel precision to preserve prostate disease patients’ urinary continence and sexual function, while killing the targeted prostate tissue via a precise sound absorption technology that gently heats it to kill temperature (55-57°C). TULSA is an incision- and radiation-free “one-and-done” procedure performed in a single session that takes a few hours. Virtually all prostate shapes and sizes can be safely, effectively, and efficiently treated with TULSA. There is no bleeding associated with the procedure; no hospital stay is required; and most TULSA patients report quick recovery to their normal routine. TULSA-PRO is CE marked, Health Canada approved, and 510(k) cleared by the U.S. Food and Drug Administration (“FDA”).

We are also commercializing Sonalleve, an innovative therapeutic platform that is CE marked for the treatment of uterine fibroids and palliative pain treatment of bone metastases. Sonalleve has also been approved by the China National Medical Products Administration for the non-invasive treatment of uterine fibroids and has FDA approval under a Humanitarian Device Exemption for the treatment of osteoid osteoma. We are in the early stages of exploring additional potential treatment markets for Sonalleve where the technology has been shown to have clinical application, such as non-invasive ablation of abdominal cancers and hyperthermia for cancer therapy.

We deploy a hybrid recurring revenue business model in the United States to market TULSA-PRO, i) charging a one-time payment that includes a supply of our one-time-use device, use of the system as well as our Genius services that support each TULSA center with clinical and patient recruitment and ii) a traditional model of charging for the system separately as capital and an additional per patient charge for the one-time-use devices and associated Genius services.. The Sonalleve product is marketed primarily outside North America in European and Asian countries, deploying a capital sales model. Outside of North America, we generate most of our revenues from our system sales in Europe and Asia, where we deploy a more traditional hybrid business model, charging for the system separately as a capital sale and an additional per patient charge for the one-time-use devices and associated Genius services.

Profound’s Technology

TULSA-PRO and Sonalleve share the common technological concept of using MRI to enable visualization by the surgeon of desired tissue in real time. Both products also use thermal ultrasound technology to gently heat and ablate tissue using the real-time thermometry capability of the MRI.

TULSA-PRO delivers its ultrasound energy through a transurethral catheter, a one-time-use device that is placed in the patient’s prostate through a natural orifice. Focused ultrasound energy is then delivered by the catheter in the shape of a blade. Externally the catheter is connected to a software controlled robotic manipulator that rotates up to 360-degree in a sweeping action to impart thermal energy and thus ablation of tissue. The real time temperature measurement of the prostate is coupled with closed loop process control that measures the appropriate amount of ultrasound energy to gently heat the physician-prescribed region of prostate tissue to the target temperature to achieve cell kill without boiling or charring the tissue. As a measure to keep the urethra within the prostate viable, the temperature of the transurethral catheter is maintained at an appropriate level by circulating water inside the catheter. Similarly, a water-cooled specially designed catheter is placed in the patient’s rectum during the ablation process to keep it protected from thermal damage during the procedure. The TULSA-PRO in conjunction with its Thermal Boost module, enables surgeons to temporarily increase the ablation target temperature in prostate regions where advanced stage cancer might reside, further increasing their confidence that aggressive cancer cells have been ablated. We believe that TULSA-PRO’s controlled and relatively gentle heating process may result in lower post procedural pain and complications, reduced potential of life affecting side effects, and in significantly desirable shrinkage of the prostate via resorption of the dead tissue over time, which may provide a longer-term durable benefit.

Sonalleve delivers its ultrasound energy via a disc located outside the patient. Its ultrasound energy is focused to create small cylindrical hot spots a certain distance into the patient. Overlapping cylinders create ablation of the physician-prescribed desired tissue. Similar to TULSA-PRO, Sonalleve also provides for controlled temperature increases to achieve cell kill.

The physician is in charge of using the Profound devices and decides which tissue needs to be ablated to impart therapeutic effect. We believe that in the hands of trained physicians, our systems have the ability to provide customizable, incision-free ablative therapies with the precision of real-time MRI visualization and thermometry, focused ultrasound and closed-loop temperature feedback control. We believe that our technology offers clinicians and appropriate patients a better alternative to traditional surgical or radiation therapies, with respect to clinical outcomes, side effects and recovery time.

Results of Operations

The following selected financial information as at and for the years ended December 31, 2024 and 2023 have been derived from the audited consolidated financial statements and should be read in conjunction with those audited consolidated financial statements and related notes.

	For years ended December 31,
	2024	2023
	$	$
Revenue	10,680	7,199
Operating expenses	40,099	32,963
Other (income) expense	(5,244)	(200)
Net loss for the year	27,816	28,323
Basic and diluted loss per share	1.12	1.34

	Years ended
	December 31
	2024	2023	Change
	$	$	$	%
Revenue	10,680	7,199	3,481	48%
Cost of sales	3,643	2,887	756	26%
Gross profit	7,037	4,312	2,725	63%
Gross margin	66%	60%

Expenses
Research and development	16,965	14,424	2,541	18%
Selling, general and administrative	23,134	18,539	4,595	25%
Total operating expenses	40,099	32,963	7,136	22%

Other (income) expense
Net finance (income) expense	(1,436)	(775)	(661)	85%
Net foreign exchange (gain) loss	(3,808)	575	(4,383)	(762)%
Total other (income) expense	(5,244)	(200)	(5,044)	2,522%

Net loss before income taxes	27,818	28,451	(633)	(2)%

Income taxes	(2)	(128)	126	(98)%

Net loss attributed to shareholders for the year	27,816	28,323	(507)	(2)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	2,823	(644)	3,467	(538)%
Net loss and comprehensive loss for the year	30,639	27,679	2,960	11%

Loss per share
Basic and diluted net loss per common share	1.12	1.34	(0.22)	(16)%
Basic and diluted weighted average common share outstanding	24,765,503	21,182,558

Recent Developments

On January 2, 2024, the Company closed a public offering, resulting in the issuance of 2,666,667 common shares at a price of $7.50, for gross proceeds of $20,000.

On January 16, 2024, the Company closed a non-brokered private placement, resulting in the issuance of 391,667 common shares at a price of $7.50, for gross proceeds of $2,938.

On December 10, 2024, we closed a public offering, resulting in the issuance of 5,366,705 common shares at a price of $7.50 per share, for gross proceeds of $40,250.

Key Components of Our Results of Operations

Revenue

We deploy a hybrid recurring revenue business model in the United States to market TULSA-PRO, i) charging a one-time payment that includes a supply of our one-time-use device, use of the system as well as our Genius services that support each TULSA center with clinical and patient recruitment and ii) a traditional model of charging for the system separately as capital and an additional per patient charge for the one-time-use devices and associated Genius services. The Sonalleve product is marketed primarily outside North America in European and Asian countries deploying a one-time capital sales model with limited recurring service revenue. Outside of North America, we generate most of our revenues from our system sales (both TULSA-PRO and Sonalleve) in Europe and Asia where we deploy a more traditional hybrid business model, charging for the system separately as capital and an additional per patient charge for the one-time-use devices and associated Genius services. Revenue is comprised of recurring – non-capital revenue, which consists of the sale of one-time-use devices, lease of medical devices, procedures and services associated with extended warranties and capital equipment, which is the one-time sale of capital equipment.

For the year ended December 31, 2024, we recorded revenue totaling $10,680, with $2,440 from the one-time sale of capital equipment and $8,240 from recurring – non-capital revenue. For the year ended December 31, 2023, we recorded revenue of $7,199, with $393 from the one-time sale of capital equipment and $6,806 from recurring – non-capital revenue. The increase of $3,481 or 48% in revenue for the year ended December 31, 2024, was the result of higher recurring revenue and capital sales in the United States during 2024.

Cost of sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the year ended December 31, 2024, we recorded a cost of sales of $3,643, related to the sale of medical devices, capital and non-capital, which reflects a 66% gross profit. For the year ended December 31, 2023, we recorded a cost of sales of $2,887, related to the sale of medical devices, capital and non-capital, which reflects a 60% gross profit. The gross profit was higher in 2024 by $2,725 or 63% due to manufacturing operating at higher efficiency rates based on improvements that have been implemented and the growth in the number of capital systems sold.

Operating Expenses

Operating expenses consist of two components: research and development (“R&D”) and selling, general and administrative (“SG&A”).

R&D Expenses

R&D expenses are comprised of costs incurred in performing R&D activities, including new product development, continuous product improvement, investment in clinical trials and related clinical manufacturing costs, materials and supplies, salaries and benefits, consulting fees, patent procurement costs, and occupancy costs related to R&D activity.

For the year ended December 31, 2024, R&D expenses increased by $2,541, or 18% to $16,965 compared to $14,424 for the year ended December 31, 2023. The increase in R&D expenses was largely due to increased headcount and lower reimbursement of workforce costs associated with research projects, increased enrolment for the CAPTAIN trial and recruitment efforts, and higher material expenditures due to spending on R&D initiatives to increase compatibility with MRI scanners, reduce design costs and improve efficiencies. These expenses promote the ongoing development and improvement of the products while further strengthening the commitment to a reliable and customizable product.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the year ended December 31, 2024 increased by $4,595, or 25% to $23,134 compared to $18,539 for the year ended December 31, 2023. The increase in SG&A was due to increased sales force and commission payments, the release of commercial segments and marketing advertisement campaigns, increased travel for conferences, bad debt expense and costs associated with hosting our educational event Pro-Talk Live in September 2024. Offsetting these amounts was a decrease to insurance due to lower premium rates.

Net finance (income) expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; (ii) interest income from cash and cash equivalents; (iii) the lease liability interest expense; and (iv) the interest income on trade and other receivables.

Net finance (income) expense increased $661 to ($1,436) during the year ended December 31, 2024, compared to ($775) during the year ended December 31, 2024. The increase in net finance (income) expense was due to the change in the amortized cost of trade and other receivables being fully recognized, increase in interest income from cash and cash equivalents and decrease in the CIBC Loan interest and accretion expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $54,912 compared to $26,213 as of December 31, 2023. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Loan (as defined below).

Based on our current operating plans, we expect that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing date of this Annual Report. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve.

Use of Proceeds

2024 Offering and non-brokered private placement

We received net proceeds of $21,079 from the Public Offering and Private Placement completed in January 2024. We intend to use net proceeds from the Public Offering and Private Placement to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the SONALLEVE system globally and for working capital and general corporate purposes. In addition, there have been no material adjustments to the cost or timing of the business objective previously disclosed in such prospectus supplement.

Total spending as
of December 31,
2024
$
TULSA-PRO commercialization	11,660
Sonalleve development and commercialization	1,951
Working capital and general corporate purposes	7,468
Total	21,079

On December 10, 2024, we received net proceeds of $36,132 from the public offering of 5,366,705 Common Shares at $7.50. We intend to use net proceeds from the public offering to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the SONALLEVE system globally and for working capital and general corporate purposes. As of December 31, 2024, we had yet to use any of the proceeds.

CIBC Loan

We entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”) on November 3, 2022 (the “Original CIBC Credit Agreement”), for gross proceeds of C$10,000, maturing on November 3, 2027, with an interest rate based on CIBC prime plus 2% (the “CIBC Loan”). We were required to make interest-only payments until October 31, 2023, and monthly repayments on the principal of C$208 plus accrued interest commenced on October 31, 2023. All of our obligations under the Original CIBC Credit Agreement are guaranteed by our current and future subsidiaries and include security of first priority interests in our and our subsidiaries’ assets. Initially, we had financial covenants in relation to the CIBC Loan where unrestricted cash is at all times greater than EBITDA for the most recent six-month period, reported on a monthly basis and that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year, reported on a quarterly basis.

On September 26, 2023 an amendment to the CIBC Loan resulted in a change to the financial covenants. The amended covenants are that unrestricted cash must at all times be greater of: (i) to the extent EBITDA is negative for such period, EBITDA for the most recent nine-month period or (ii) $7,500, reported on a monthly basis; and that recurring revenue for any fiscal quarter must be 15% greater than recurring revenue for the same fiscal quarter in the prior fiscal year, reported on a quarterly basis.

On May 3, 2024, a second amendment to the CIBC Loan resulted in another amendment to the financial covenants. The amended covenants are that the recurring revenue covenant shall not be tested for any fiscal quarter in the 2024 fiscal year so long as unrestricted cash is no less than 2.5 multiplied by the principal amount of outstanding CIBC Loan at all times. We are in compliance with these financial covenants as at December 31, 2024.

On May 3, 2024, a second amendment to the CIBC Loan resulted in another amendment to the financial covenants. The amended covenants are that the recurring revenue covenant shall not be tested for any fiscal quarter in the 2024 fiscal year so long as unrestricted cash is no less than 2.5 multiplied by the outstanding principal amount of the CIBC Loan at all times. We are in compliance with these financial covenants as at December 31, 2024.

On March 3, 2025, we entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to us.  The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains certain financial covenants, and the obligations thereunder are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Cash Flow

We manage liquidity risk by monitoring actual and projected cash flows. A cash flow forecast is performed regularly to ensure that we have sufficient cash to meet our operational needs while maintaining sufficient liquidity. Our cash requirements depend on numerous factors, including market acceptance of our products, the resources devoted to developing and supporting the products and other factors. We expect to continue to devote substantial resources to expand procedure adoption and acceptance of our products.

We may require additional capital to fund R&D activities and any significant expansion of operations. Potential sources of capital could include equity and/or debt financings, development agreements or marketing agreements, the collection of revenue resulting from future commercialization activities and/or new strategic partnership agreements to fund some or all costs of development. There can be no assurance that we will be able to obtain the capital sufficient to meet any or all of our needs. The availability of equity or debt financing will be affected by, among other things, the results of R&D, our ability to obtain regulatory approvals, the market acceptance of our products, the state of the capital markets generally, strategic alliance agreements and other relevant commercial considerations. In addition, if we raise additional funds by issuing equity securities, existing security holders will likely experience dilution, and any incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure on our part to raise additional funds on terms favorable to us or at all may require us to significantly change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in us not being in a position to take advantage of business opportunities, in the termination or delay of clinical trials for our products, in curtailment of product development programs designed to identify new products, in the sale or assignment of rights to technologies, product and/or an inability to file market approval applications at all or in time to competitively market products.

	Years ended December 31,
	2024	2023
	$	$
Cash provided by (used in) operating activities	(23,453)	(22,609)
Cash provided by (used in) financing activities	54,696	1,756
Foreign exchange on cash	(2,544)	549
Net increase (decrease) in cash	28,699	(20,304)

Operating Activities

Net cash provided by (used in) operating activities for the year ended December 31, 2024 was $(23,453). The principal use of the operating cash flows during the year related to a net loss of $27,816 and an increase in net operating assets and liabilities of $591 and partially offset by non-cash charges of $3,772. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash provided by (used in) operating activities for the year ended December 31, 2023 was $(22,589). The principal use of the operating cash flows during the year related to a net loss of $28,323 and an increase in net operating asset and liabilities of $540 and by non-cash charges of $5,174. The cash used in operating expenses was primarily due to the increased headcount and commission payments, increased sales and marketing efforts in the US and overall consulting and legal fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash provided by (used in) financing activities for the year ended December 31, 2024 was $54,696 primarily from the proceeds of the issuance of common shares of $57,211, net of issuance costs, and proceeds of $45 from the exercise of share options which were offset by the $2,560 repayments of long-term debt.

Net cash provided by (used in) financing activities for the year ended December 31, 2023 was $1,756 primarily of proceeds from the issuance of warrants of $2,423 and proceeds of $245 from the exercise of share options which were offset by the $912 repayments of long-term debt.

Foreign Exchange on Cash

Cash was impacted by the change in the foreign exchange rates for the Company’s foreign currency denominated cash (non-USD). The value of our currencies decreased, resulting in a decrease in our cash holdings.

Contractual obligations

The following table summarizes our significant contractual obligations:

				December 31, 2024
					Between 1
	Carrying		Future cash	Less than 1	year and 5
	amount		flows	Year	years
	$		$	$	$
Accounts payables and accrued liabilities	1,317		1,317	1,317	—
Lease liability	460	[1]	480	274	206
Long-term debt	4,661		5,282	2,034	3,248
Total	6,438		7,079	3,625	3,454
[1]	Present value of the lease payments that are not paid, discounted using the interest rate implicit in the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and judgements that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the year. Actual results could differ from these estimates. As additional information becomes available or actual amounts are determinable, the recorded estimates are revised and reflected in operating results in the year in which they are determined.

Critical accounting policies

Revenue

Revenue is derived primarily from the sale of the TULSA-PRO and Sonalleve systems and one time use devices. All products generally contain a one-year warranty.

The Company recognizes revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the five-step revenue model to contracts within its scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The amount of revenue to be recognized is based on the transaction price the Company expects to receive in exchange for its goods and services. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers.

Recurring – non-capital

Recurring - non-capital revenue consists of the sale of one-time-use devices and services associated with extended warranties. Revenue from sale of one-time-use devices is recognized when control is transferred to the customers, which generally occurs at the time of shipment. Service revenue related to extended warranties is deferred and recognized on a straight-line basis over the extended warranty period covered by the customer contract.

Capital equipment

Capital equipment revenue consists of the sale of capital equipment including installation and training amounts. Revenue is recognized when the Company transfers control to the customer, which is generally at the time of shipment. The Company’s customer arrangements generally do not provide a right of return.

Contract Assets

Contract assets arise from billed amounts in customer arrangements and the Company’s right to payment is not just subject to the passage of time, typically related to installation of the product. The Company recognizes a receivable at the point in time at which it has an unconditional right to payment.

Sales to distributors

The Company markets and sells its products primarily through its direct sales force, which sells its products to end customers. A portion of the Company’s revenue is generated by sales to distributors primarily in Europe and Asia. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are generally the same.

Critical accounting estimates

Trade and other receivables

The key judgements and estimates are used in determining the allowance for expected credit losses. Trade and other receivables are stated net of an allowance for expected credit losses. The Company grants credit to customers in the normal course of business and maintains an allowance for expected credit losses which reflect the current estimate of expected credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for expected credit losses, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific credit exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances. Uncollectible accounts are written-off against the allowance when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, failure to make contractual payments for a period of greater than 180 days past due.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Profound Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profound Medical Corp. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 12 to the consolidated financial statements, the Company’s revenue was $10.7 million for the year ended December 31, 2024. Recurring non-capital revenue consists of revenues from the sale of one-time-use devices and services associated with extended warranties. Capital equipment revenue consists of revenues from the sale of capital equipment including installation and training amounts. The amount of revenue to be recognized is based on the transaction price the Company expects to receive in exchange for its goods and services. For contracts that contain multiple performance obligations the Company allocates the transaction price to each performance obligation and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. Revenue from sale of one-time-use devices and capital equipment is recognized when control is transferred to the customers, which generally occurs at the time of shipment. Service revenue related to extended warranties is deferred and recognized on a straight-line basis over the extended warranty period covered by the customer contract.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is the high degree of audit effort in performing procedures and evaluating audit evidence related to revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of revenue on a sample basis by (i) evaluating the customer contract terms; (ii) identifying and assessing performance obligations; and (iii) obtaining and evaluating the underlying purchase orders, shipping documents, invoices and payment support, as applicable.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

March 7, 2025

We have served as the Company’s auditor since 2013.

Profound Medical Corp.

Consolidated Balance Sheet

As at December 31, 2024 and 2023

In USD (000s)

	2024	2023
	$	$
Assets

Current assets:
Cash	54,912	26,213
Trade and other receivables, net (note 3)	7,045	7,288
Inventory (note 4)	5,801	6,989
Prepaid expenses and deposits	1,307	1,406
Total current assets	69,065	41,896

Property and equipment, net (note 5)	425	909
Intangible assets, net (note 6)	261	490
Right-of-use assets, net (note 9)	396	661
Deferred tax assets, net (note 13)	87	—
Total assets	70,234	43,956

Liabilities

Current liabilities:
Accounts payable	1,317	865
Accrued expenses and other current liabilities (note 7)	2,835	2,419
Deferred revenue	419	721
Long-term debt (note 8)	1,737	2,104
Lease liabilities (note 9)	257	259
Total current liabilities	6,565	6,368

Deferred tax liabilities, net (note 13)	—	59
Deferred revenue	49	728
Long-term debt (note 8)	2,924	5,000
Lease liabilities (note 9)	203	504
Other non - current liabilities (note 9)	71	73
Total liabilities	9,812	12,732

Commitments and contingencies (note 15)

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 30,039,809 and 21,370,565 issued and outstanding at December 31, 2024 and 2023, respectively (note 10)	281,552	222,205
Additional paid-in capital	21,298	20,808
Accumulated other comprehensive income	2,742	5,565
Accumulated deficit	(245,170)	(217,354)
Total shareholders’ equity	60,422	31,224

Total liabilities and shareholders’ equity	70,234	43,956

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the year ended December 31, 2024 and 2023

In USD (000s)

	2024	2023
	$	$
Revenue (note 12)
Recurring - non-capital	8,240	6,806
Capital equipment	2,440	393
	10,680	7,199
Cost of sales	3,643	2,887
Gross profit	7,037	4,312

Operating expenses
Research and development	16,965	14,424
Selling, general and administrative	23,134	18,539
Total operating expenses	40,099	32,963

Operating loss	33,062	28,651

Other (income) expenses
Net finance (income) expense	(1,436)	(775)
Net foreign exchange (gain) loss	(3,808)	575
Total other (income) expenses	(5,244)	(200)

Net loss before income taxes	27,818	28,451

Income tax (recovery) expense (note 13)	144	(187)
Deferred tax expense (note 13)	(146)	59
Total income tax (recovery) expense	(2)	(128)

Net loss attributed to shareholders for the year	27,816	28,323

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	2,823	(644)

Net loss and other comprehensive loss for the year	30,639	27,679

Loss per share (note 14)
Basic and diluted net loss per common share	1.12	1.34
Basic and diluted weighted average common shares outstanding	24,765,503	21,182,558

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Shareholders’ Equity

For the year ended December 31, 2024 and 2023

In USD (000s)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance – January 1, 2023	20,879,497	216,453	20,254	4,921	(189,031)	52,597

Net loss for the year	—	—	—	—	(28,323)	(28,323)
Cumulative translation adjustment – net of tax of $nil	—	—	—	644	—	644
Exercise of share options (note 11)	33,799	403	(158)	—	—	245
Exercise of warrants (note 8)	285,138	3,705	(1,264)	—	—	2,441
Vesting of RSUs (note 11)	162,131	1,509	(1,509)	—	—	—
Vesting of DSUs (note 11)	10,000	135	(135)	—	—	—
Change in terms of DSUs (note 11)	—	—	203	—	—	203
Share-based compensation (note 11)	—	—	3,417	—	—	3,417
Balance – December 31, 2023	21,370,565	222,205	20,808	5,565	(217,354)	31,224

Net loss for the year	—	—	—	—	(27,816)	(27,816)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(2,823)	—	(2,823)
Shares issued in private placement and public offerings (note 10)	8,425,039	57,211	—	—	—	57,211
Exercise of share options (note 11)	7,101	76	(31)	—	—	45
Vesting of RSUs (note 11)	228,774	1,990	(1,990)	—	—	—
Vesting of DSUs (note 11)	8,330	70	(70)	—	—	—
Share-based compensation (note 11)	—	—	2,581	—	—	2,581
Balance – December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Cash Flows

For the year ended December 31, 2024 and 2023

In USD (000s)

	2024	2023
	$	$
Cash flows from operating activities
Net loss for the year	(27,816)	(28,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	707	727
Amortization of intangible assets (note 6)	229	202
Non-cash lease expense adjustment	(38)	(45)
Share-based compensation (note 11)	2,581	3,417
Interest and accretion expense (note 8)	600	727
Change in amortized cost of trade and other receivables	(307)	146
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	186	(956)
Inventory (note 4)	656	353
Prepaid expenses and deposits	31	(158)
Accounts payable, accrued expenses and other liabilities (note 7)	815	1,354
Deferred revenue	(948)	187
Income taxes payable (note 13)	—	(299)
Deferred tax liabilities (note 13)	(58)	59
Deferred tax assets (note 13)	(91)	—
Net cash used in operating activities	(23,453)	(22,609)

Cash flows from financing activities
Issuance of commons shares (note 10)	62,106	—
Payments of financing costs (note 10)	(4,895)	—
Repayments of long-term debt (note 8)	(2,560)	(912)
Proceeds from the exercise of stock options (note 11)	45	245
Proceeds from the exercise of warrants (note 8)	—	2,423
Net cash provided by financing activities	54,696	1,756

Net increase (decrease) in cash and cash equivalents	31,243	(20,853)
Effect of exchange rate changes on cash	(2,544)	549
Cash, beginning of year	26,213	46,517
Cash, end of year	54,912	26,213

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

1Description of business

Profound Medical Corp. (Profound) and its subsidiaries (together, the Company) were incorporated under the Ontario Business Corporations Act on July 16, 2014. The Company is a commercial-stage medical device company focused on the development and marketing of customizable, incision-free therapeutic systems for the ablation of diseased tissue utilizing platform technologies.

The Company’s registered address is 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, L4W 5K5.

2	Summary of significant accounting policies

Basis of preparation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the valuation of inventory, the determination of the amortized cost of trade and other receivables, determination of expected credit loss, and the valuation of stock options and warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Certain of the Company’s revenue is generated from sales to distributors. Where these sales have payment terms based on installation, the Company exercises judgement in determining when to recognize revenue. Once revenue is recognized, the Company records a contract asset until such time as the right to payment is not just subject to the passage of time, typically related to installation of the product.

Consolidation

The financial statements include the accounts of the Company and all its consolidated subsidiaries after elimination of intercompany transactions and balances. The Company consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (VIE).

Currently, the Company has no involvement with variable interest entities. All subsidiaries are evaluated under the voting interest entity model. The Company consolidates those entities it controls through a majority voting interest.

The consolidated financial statements of the Company include the following wholly owned subsidiaries: Profound Medical Inc. (Canada), Profound Medical Oy (Finland), Profound Medical GmbH (Germany), Profound Medical (U.S.) Inc. (United States), Profound Medical Technology Services (Beijing) Co., Ltd. (China) and 2753079 Ontario Inc. (Canada).

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

Segment reporting

Operating segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The chief executive officer, who is the CODM, views the Company’s operations and manages its business in one operating segment, which is medical technology focused on magnetic resonance guided ablation procedures for the treatments to ablate the prostate gland, uterine fibroids, osteoid osteoma and nerves for palliative pain relief for patients with metastatic bone disease.

Foreign currency translation

The consolidated financial statements are presented in US dollars. The functional currency of Profound Medical Corp. is Canadian dollars. The functional currency of each subsidiary is determined based on facts and circumstances in the financial and operational environment relevant for each subsidiary. Where the Company’s presentation currency of US dollars differs from the functional currency of a subsidiary, the assets, liabilities and equity of the subsidiary are translated from the functional currency into the presentation currency at the exchange rates as at the reporting date. The income and expenses of the subsidiaries are translated at rates approximating the exchange rates at the dates of the transactions. Exchange differences arising on the translation of the consolidated financial statements of the Company’s subsidiaries are recognized in other comprehensive (income) loss.

Foreign currency transactions are translated into the functional currency of the Company or its subsidiaries, using the exchange rates prevailing at the dates of these transactions. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in currencies other than an entity’s functional currency are recognized in the consolidated statements of operations and comprehensive loss, within net foreign exchange (gain) loss.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

For assets and liabilities that are recognized in the consolidated financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by reassessing the categorization at the end of each reporting period. There were no transfers between levels during the period presented. The Company currently does not have any level 3 financial instruments.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The Company considers its cash, trade and other receivables, net, prepaid expenses and deposits, accounts payable, accrued expenses and other liabilities and long-term debt to be financial instruments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade and other receivables, net. The Company maintains its cash balances in various operating accounts including cash deposited at a major financial institution that management believes to be creditworthy. Management has not previously experienced non-performance by any financial institution. Concentrations of credit risk with respect to trade and other receivables, net are limited due to a large number of customers who are widely dispersed. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

Trade and other receivables and allowance for expected credit losses

Trade and other receivables are stated net of an allowance for expected credit losses. The Company grants credit to customers in the normal course of business and maintains an allowance for expected credit losses which reflect the current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for expected credit losses, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific credit exposures related to particular customers. The Company also monitors other risk factors, such as country risk, when determining credit limits for customers and establishing adequate allowances. Uncollectible accounts are written-off against the allowance when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, failure to make contractual payments for a period of greater than 180 days past due.

Inventory

Inventories are valued at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost is determined using the first-in, first-out method for finished goods and weighted average cost for raw materials.

The Company evaluates the carrying value of inventory on a regular basis, taking into account factors such as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for products in their respective markets compared with historical cost, obsolescence due to development of technology.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation and accumulated impairment losses. The initial cost of property and equipment consists of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, are charged to the consolidated statements of operations and comprehensive loss during the year in which they are incurred.

The major categories of property and equipment are depreciated on a straight-line basis as follows:

Furniture and fittings	5 years
Equipment under operating lease	2 years
Leasehold improvements	Lesser of the estimated useful life or the lease term

Residual values, methods of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

Intangible assets

The Company’s intangible assets are stated at cost, less accumulated amortization and accumulated impairment losses. Intangible assets are amortized on a straight-line basis in the consolidated statements of operations and comprehensive loss over their estimated useful lives.

The major categories of intangible assets are amortized as follows:

Exclusive licence agreement	20 years
Software	5 years

Impairment of long-lived assets

Property and equipment, net, right-of-use assets, and intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. These assets are evaluated for impairment on an individual asset or group of assets with similar characteristics basis. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

Accounts payable, accrued expenses and other current liabilities

These amounts represent liabilities for goods and services provided to the Company before the end of the financial year, which are unpaid. Accounts payable, accrued expenses and other current liabilities are presented as current liabilities unless payment is not due within 12 months after the reporting period. They are recognized initially at their fair value and subsequently measured at amortized cost using the effective interest method.

Long-term debt

Long-term debt is initially recognized at fair value, net of transaction costs incurred. Long-term debt is subsequently measured at amortized cost. Any difference between the proceeds (net of transaction costs) and the principal amount is recognized in the consolidated statements of operations and comprehensive loss over the contractual lives of the long-term debt using the effective interest method.

Long-term debt is removed from the consolidated balance sheets when the obligation specified in the contract is discharged, cancelled or expired. The difference between the carrying amount of a financial liability that has been extinguished and the consideration paid is recognized in the consolidated statements of operations and comprehensive loss, within other (income) expense, net.

Warrants

The Company issued warrants to certain of its debt holder and equity investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification.

Leases

Leases where the Company is the Lessee

The Company accounts for leases in accordance with ASC 842, Leases (ASC 842). At inception of a contract, the Company assesses whether a contract is, or contains, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise.

Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the terms. The present value of the lease payments is determined using the rate implicit in that lease. If the information necessary to determine the rate implicit in a lease is not available, the Company uses its incremental borrowing rate at the commencement of the lease, which represents the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term.

All leases must be classified as either an operating lease or finance lease. The classification is determined based on whether substantive control has been transferred to the lessee. The classification governs the pattern of lease expense recognition. For leases classified as operating leases, total lease expense over the term of the lease is equal to the undiscounted payments due in accordance with the lease arrangement. Fixed lease expense is recognized on a straight-line basis over the term of each lease and includes: (i) imputed interest during the period on the lease liability determined using the effective interest rate method plus (ii) amortization of the right-of-use asset for that period. Amortization of the right-of-use asset during the period is calculated as the difference between the straight-line expense and the imputed interest on the lease liability for that period. Variable lease expense is recognized in the period in which the obligation for variable lease payments is incurred. All of the Company’s leases are classified as operating leases.

The Company has elected not to record on the consolidated balance sheets a lease for which the term is 12 months or less.

Leases where the Company is the Lessor

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842. In accordance with ASC 842, lessors should classify and account for a lease as an operating lease or a finance lease. All of the Company’s leases are qualified as operating leases. The Company does not derecognize the leased equipment at the time of the arrangement but depreciates the leased equipment over its useful life.

Revenue

Revenue is derived primarily from the sale of the TULSA-PRO and Sonalleve systems and one time use devices. All products generally contain a one-year warranty.

The Company recognizes revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the five-step revenue model to contracts within its scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The amount of revenue to be recognized is based on the transaction price the Company expects to receive in exchange for its goods and services. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers.

Recurring – non-capital

Recurring - non-capital revenue consists of the sale of one-time-use devices and services associated with extended warranties. Revenue from sale of one-time-use devices is recognized when control is transferred to the customers, which generally occurs at the time of shipment. Service revenue related to extended warranties is deferred and recognized on a straight-line basis over the extended warranty period covered by the customer contract.

Capital equipment

Capital equipment revenue consists of the sale of capital equipment including installation and training amounts. Revenue is recognized when the Company transfers control to the customer, which is generally at the time of shipment. The Company’s customer arrangements generally do not provide a right of return.

Contract Assets

Contract assets arise from billed amounts in customer arrangements and the Company’s right to payment is not just subject to the passage of time, typically related to installation of the product. The Company recognizes a receivable at the point in time at which it has an unconditional right to payment.

Sales to distributors

The Company markets and sells its products primarily through its direct sales force, which sells its products to end customers. A portion of the Company’s revenue is generated by sales to distributors primarily in Europe and Asia. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are generally the same.

Cost of sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expense, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties.

Share-based compensation

The Company grants share options periodically to certain employees, directors and officers.

Options currently outstanding vest over four years and have a contractual life of ten years. Each tranche in an award is considered a separate award with its own vesting period and grant date fair value. The fair value of each tranche is measured at the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized over the tranche’s vesting period using the graded vesting method by increasing additional paid-in capital based on the number of awards expected to vest.

The Company has a long-term incentive plan (LTIP) with a requisite service period of 3 years. For each Restricted Share Unit (RSU) and Deferred Share Unit (DSU) granted under the long-term incentive plan, the Company recognizes an expense equal to the market value of a Profound common share at the date of grant based on the number of RSUs and DSUs expected to vest, recognized over the term of the vesting period, with a corresponding credit to additional paid-in capital for share-based compensation anticipated to be equity settled or a corresponding credit to a liability for those anticipated to be cash settled. Share-based compensation is adjusted for subsequent changes in management’s estimate of the number of RSUs or DSUs that are expected to vest, for RSUs or DSUs anticipated to be cash settled and changes in the market value of Profound common shares. The effect of these changes is recognized in the period of the change. Vested RSUs and DSUs are settled either in Profound common shares or in cash or a combination thereof at the discretion of the Company.

As of December 31, 2024, the Company authorized for issuance under the share-based compensation a total of 3,089,175 share option, 716,000 RSUs and 100,000 DSUs.

Share-based compensation is recognized in the consolidated statements of operations and comprehensive loss in the same manner as the award recipients’ other compensation costs. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.

Research and development costs

Research and development costs are charged to expense as incurred.

Clinical trial expenses result from obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company. These expenses are recorded according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the clinical trial. Clinical trial accrual estimates are determined through discussions with internal clinical personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. Service provider status is then compared to the contractually obligated fees to be paid for such services. During the course of a clinical trial, the Company may adjust the rate of clinical expense recognized if actual results differ from management’s estimates.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. These costs are included in selling, general and administrative expenses and were $4,478 and $3,348 for the years ended December 31, 2024 and 2023, respectively.

Loss per share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is calculated by dividing the applicable net loss by the sum of the weighted average number of shares outstanding during the reporting period and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the reporting period, except where the effect of such common shares would be antidilutive.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive common shares would be antidilutive.

Comprehensive (income) loss

Comprehensive (income) loss comprises of net (income) loss and other comprehensive (income) loss. Other comprehensive (income) loss includes foreign currency translation adjustments. Accumulated other comprehensive (income) loss is recorded as a component of shareholders’ equity.

Contingencies

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed.

Recently adopted accounting pronouncements

In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this guidance on January 1, 2024. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and clarified that single reportable segment entities must apply ASC 280 in its entirety. This guidance is effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statement. The Company adopted ASU 2023-07 on January 1, 2024 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company elected to early adopt ASU 2023-09 on January 1, 2024 retrospectively and the adoption has an effect on the Company’s disclosures on income taxes (note 13).

Recently issued accounting pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update are the result of the FASB’s decision to incorporate into the Codification certain disclosures referred by the SEC that overlap with, but require incremental information to, US GAAP. The amendments in this update represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification. For entities subject to the SEC’s existing requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. The Company is currently evaluating the impact of this guidance.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of December 31, 2024 and 2023 consist of the following:

	2024	2023
	$	$
Trade receivables, gross	5,245	3,048
Contract assets, gross	1,340	4,097
Trade receivables and contract assets	6,585	7,145
Allowance for expected credit losses	(158)	(76)
Less amortized cost adjustment	—	(315)
Trade receivables, net	6,427	6,754
Tax receivables	308	414
Other receivables	310	120
Total trade and other receivables, net	7,045	7,288

During the year ended December 31, 2024, $2,147 (2023 – $nil) of trade receivables were written off.

The activity in the allowance for expected credit losses for trade receivables was as follows:

	2024	2023
	$	$
Balance, beginning of year	76	—
Provision for allowance for expected credit losses	82	76
Balance, end of year	158	76

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The allowance for expected credit losses as at December 31, 2024 and 2023 for trade receivables is as follows:

	2024
		0–30	31‑60	61‑90	90+	Contract
	Current	days	days	days	days	assets	Total

Expected loss rate	0.84%	3.02%	3.02%	5.96%	6.02%	6.02%
Gross carrying amount	4,180	713	—	—	352	1,340	6,585
Allowance for expected credit losses	35	21	—	—	21	81	158

	2023
		0–30	31‑60	61‑90	90+	Contract
	Current	days	days	days	days	assets	Total

Expected loss rate	0.84%	1.42%	1.35%	2.46%	3.62%	0.84%
Gross carrying amount	2,400	—	93	—	555	4,097	7,145
Allowance for expected credit losses	20	—	1	—	20	35	76

4	Inventory

Inventory as of December 31, 2024 and 2023 consist of the following:

	2024	2023
	$	$
Finished goods	3,837	4,638
Raw materials	1,964	2,351
Inventory	5,801	6,989

During the year ended December 31, 2024, $3,178 (2023 - $2,704) of inventory was recognized in cost of sales. The Company recognized $43 inventory write - downs in cost of sales during the year ended December 31, 2024 (2023 – $3).

5	Property and equipment, net

The major components of property and equipment, net, as of December 31, 2024 and 2023 consist of the following:

	2024	2023
	$	$
Leasehold improvements	542	542
Equipment under operating lease	2,273	2,583
Total	2,815	3,125
Accumulated depreciation	(2,390)	(2,216)
Property and equipment, net	425	909

Depreciation expense for the year ended December 31, 2024 was $707 (2023 - $727). During the year ended December 31, 2024, the Company sold $532 (2023 - $nil) of equipment under operating lease to various customers.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

6	Intangible assets

The major components of intangible assets as of December 31, 2024 and 2023 consist of:

		2024			2023
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive licence agreement	4.7	231	(142)	89	231	(114)	117
Software	1	978	(806)	172	978	(605)	373
		1,209	(948)	261	1,209	(719)	490

The Company has a licence agreement (the licence) with Sunnybrook Health Sciences Centre (Sunnybrook), pursuant to which Sunnybrook licenses to the Company certain intellectual property and exclusively licenced-in rights that enable the Company to use Sunnybrook’s technology for MRI-guided trans-urethral ultrasound therapy. The Company has the option to acquire rights to improvements to the relevant technology and intellectual property. If the Company fails to comply with any of its obligations or otherwise breaches this agreement, Sunnybrook may have the right to terminate the licence.

Amortization expense for the year ended December 31, 2024 was $229 (2023 - $202). Aggregate amortization expense for each of the five succeeding years related to intangible assets held as of December 31, 2024 is estimated as follows:

2025	189
2026	21
2027	19
2028	19
2029	13
Total	261

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of December 31, 2024 and 2023 consist of the following:

	2024	2023
	$	$
Accrued employee compensation	706	752
Clinical trails	325	663
Other general accruals	1,804	1,004
Accrued expenses and other current liabilities	2,835	2,419

8	Long-term debt

On November 3, 2022, the Company signed a credit agreement with CIBC (the “Original CIBC Credit Agreement”) to provide a secured loan for total gross proceeds of C$10,000 maturing on November 3, 2027 with an interest rate based on CIBC prime plus 2% (CIBC Loan). The Company was required to make interest only payments until October 31, 2023 and monthly repayments of C$208 plus accrued interest commenced on October 31, 2023. All obligations of the Company under the credit agreement with CIBC are guaranteed by current and future subsidiaries of the Company and include security of first priority interests in the assets of the Company and its subsidiaries. Initially, the Company had financial covenants in relation to the CIBC Loan where unrestricted cash is at all times greater than EBITDA for the most recent six-month period, reported on

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

a monthly basis and that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year, reported on a quarterly basis. The term loan matures in November 2027.

On September 26, 2023, an amendment to the CIBC Loan resulted in a change to the financial covenants. The amended covenants are that unrestricted cash must at all times be greater of: (i) to the extent EBITDA is negative for such period, EBITDA for the most recent nine-month period and (ii) $7,500, reported on a monthly basis; and that recurring revenue for any fiscal quarter must be 15% greater than recurring revenue for the same fiscal quarter in the prior fiscal year, reported on a quarterly basis.

On May 3, 2024, a second amendment to the CIBC Loan resulted in another change to the financial covenants. The amended covenants are that the recurring revenue covenant shall not be tested for any fiscal quarter in the 2024 fiscal year so long as unrestricted cash is no less than 2.5 multiplied by the principal amount of outstanding CIBC Loan at all times. The Company is in compliance with these financial covenants as at December 31, 2024.

	2024	2023
	$	$
Balance - Beginning of year	7,104	7,174
Interest and accretion expense	600	727
Foreign exchange	(483)	115
Repayment	(2,560)	(912)
Balance - End of year	4,661	7,104
Less: Current portion	1,737	2,104
Long-term portion	2,924	5,000

Principal payments required on long-term debt outstanding at December 31, 2024 are $1,737 in 2025, $1,738 in 2026, and $1,186 in 2027.

In connection with the CIBC term loan agreements, the Company had issued warrants to CIBC on July 30, 2018 and November 3, 2022, with each warrant entitling the holder to acquire one common share at a price of C$9.70 and C$5.29 per common share, respectively, with a cashless exercise feature (collectively, CIBC Warrants). These warrants were determined to be equity classified and the fair value of the warrants on issuance date was recognized in additional paid-in capital. On June 14, 2023, all of the outstanding CIBC Warrants were exercised resulting in the issuance of common shares of the Company, resulting in a reclassification from additional paid-in capital to share capital. There were no CIBC Warrants outstanding as of December 31, 2024 and 2023.

9	Leases

Leases where the Company is the Lessee

The Company leases certain office premises. Its operating leases have fixed payment structures expiring in 2026. Lease liabilities and corresponding right-of-use assets were recognized based on the present value of future lease payments.

Lease expense for the years 2024 and 2023 include:

	2024	2023
	$	$
Operating lease costs	243	247
Total lease costs	243	247

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

Other information related to operating leases for 2024 and 2023 is as follows:

	2024	2023
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	288	292
Weighted average remaining lease term	1.75 years	2.75 years
Weighted average discount rate	5.99%	5.99%

Maturities of the operating lease liabilities and minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2024 were as follows:

2025	274
2026	206
Total	480
Less: Imputed interest	20
Present value of remaining lease payments	460
Less: Current portion	257
Non-current portion	203

Leases where the Company is the lessor

Certain medical equipment are leased to customers under contractual arrangements that typically include an operating lease as well as performance obligations for sale of one-time-use devices. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and collected as part of expected sales of certain related goods, which are separate performance obligations from subsequent non-lease component (e.g., sale of one-time-use devices). The allocation of revenue between the lease and non-lease components is based on standalone selling prices.

Assets related to operating leases are reported within property and equipment, net on the consolidated balance sheets. The original cost and the net book value of such assets were $2,273 and $332, respectively, as of December 31, 2024 (2023 - $2,583 and $751, respectively).

10	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	2024	2023
Issued and outstanding (with no par value)	$	$
30,039,809 (2023 – 21,370,565) common shares	281,552	222,205

On January 2, 2024, the Company closed a public offering, resulting in the issuance of 2,666,667 common shares at a price of $7.50, for gross proceeds of $20,000 ($18,238, net of transaction costs).

On January 16, 2024, the Company closed a non-brokered private placement, resulting in the issuance of 391,667 common shares at a price of $7.50, for gross proceeds of $2,938 ($2,841, net of transaction costs).

On December 10, 2024, the Company closed a public offering, resulting in the issuance of 5,366,705 common shares at a price of $7.50, for gross proceeds of $40,250 ($36,132, net of transaction costs).

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

Voting Power

Except as otherwise required by law, the holders of common shares possess all voting power for the election of the Company’s directors and all other matters requiring shareholder action. Holders of common shares are entitled to one vote per share on matters to be voted on by shareholders.

Dividends

Holders of common shares will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically.

Liquidation, Dissolution and Winding Up

In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to shareholders, after the rights of the creditors have been satisfied.

Warrants

A summary of warrants outstanding is shown below for the year ended December 31, 2023. There are no warrants outstanding at December 31, 2024:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Number of	price	life
	warrants	C$	(years)
Balance - January 1, 2023	772,270	13.29	0.82
Expired	(458,477)	14.00	—
Exercised	(313,793)	13.48	—
Balance - December 31, 2023	—	—	—

11	Share-based payments

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The maximum number of common shares reserved for issuance under the share option plan and the long-term incentive plan is 3,905,175 common shares or such other number as may be approved by the holders of the voting shares of the Company.

As at December 31, 2024, 2,291,152 (2023 – 1,474,809) options are outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

A summary of the share option activity during the year presented and the total number of share options outstanding as at those dates are set forth below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number	price	contractual	intrinsic
	of options	C$	term	value
Balance - January 1, 2023	1,511,773	16.07
Granted	59,300	15.42
Exercised	(33,799)	9.86
Forfeited/expired	(62,465)	16.13
Balance - December 31, 2023	1,474,809	16.19	6.08	474
Exercisable - December 31, 2023	1,218,581	15.46	5.75	470
Expected to vest -December 31, 2023	1,474,809	16.19	6.08	474
Balance - January 1, 2024	1,474,809	16.19
Granted	946,900	11.14
Exercised	(7,101)	8.99
Forfeited/expired	(123,456)	16.17
Balance - December 31, 2024	2,291,152	14.13	5.36	429
Exercisable - December 31, 2024	1,326,573	15.98	4.92	348
Expected to vest -December 31, 2024	2,291,152	14.13	5.36	429

The Company estimated the fair value of the share options granted during the year using the Black-Scholes option pricing model with the weighted average assumptions below. The Company estimated the expected future stock price volatility for its common stock by using its historical volatility based on daily price observations for the most recent historical period equal to the length of the instrument’s expected life of options.

	November 18,	March 18,
Grant date	2024	2024
Exercise price	C$11.14	C$11.24
Expected volatility	70%	70%
Expected life of options	6 years	6 years
Risk-free interest rate	3.17%	3.54%
Dividend yield	—	—

	March 22,	June 12,	September 8,	November 16,
Grant date	2023	2023	2023	2023
Exercise price	C$13.39	C$19.87	C$12.38	C$12.41
Expected volatility	70%	70%	69%	70%
Expected life of options	6 years	6 years	6 years	6 years
Risk-free interest rate	3.38%	3.22%	3.71%	4.16%
Dividend yield	—	—	—	—

The weighted average grant date fair values of share options granted for the year ended December 31, 2024 were C$11.14 (2023 - C$10.10). The total remaining unrecognized compensation expense related to non-vested share options for the year ended December 31, 2024 was $4,160, which will be amortized over the weighted-average period of 1.6 years.

Long-term incentive plan

Effective May 17, 2023, the Company adopted the amended long term incentive plan (the LTIP). The LTIP is an incentive-based equity compensation plan that provides for the grant of restricted share units (the RSUs) and deferred share units (the

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

DSUs, together with the RSUs, the Units). The maximum number of units which may be reserved for issuance under this LTIP in respect of grants of RSUs and DSUs shall not exceed 4.9% of the issued and outstanding common shares on a non-diluted basis, provided that, the maximum number of shares which may be reserved for issuance pursuant to all of the Company’s security-based compensation arrangements shall not in the aggregate exceed 13% of the issued and outstanding common shares on a non-diluted basis. The Company may grant Units to officers, directors or employees of the Company. Each Unit represents the right to receive one common share in accordance with the terms of the LTIP. The number of Units granted at any particular time will be calculated by dividing the dollar amount of such grant by the market value of a common share on the applicable grant date, which is equal to the volume weighted average trading price of all common shares traded on the TSX (or other exchange where the Common Shares are listed) for the five trading days immediately preceding such date. RSUs and DSUs granted under the LTIP vest over a period of up to three years.

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - January 1, 2023	443,861	12.62
Granted	235,500	12.38
Vested	(162,131)	13.82
Forfeited	(23,834)	10.15
Balance - December 31, 2023	493,396	12.23
Granted	107,500	11.02
Vested	(228,774)	13.33
Forfeited	(47,501)	11.25
Balance - December 31, 2024	324,621	11.18

The total remaining unrecognized compensation expense related to non-vested RSUs for the year ended December 31, 2024 was $2,522, which will be amortized over the weighted-average period of 1.8 years.

Effective May 17, 2023, the Company adopted the approval of revision to the amended LTIP. Previously, vested DSUs were settled either in common shares or in cash or a combination thereof at the discretion of the holder and were classified as a cash-settled liability. Under the amended LTIP, vested DSUs are settled either in common shares or in cash or a combination thereof at the discretion of the Company. The change in terms resulted in the DSUs being classified as equity settled and the effect of this change was recognized in 2023 resulting in a reclassification between accrued expenses and other current liabilities and additional paid-in capital of $203.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

A summary of the DSUs changes during the year are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - January 1, 2023	60,000	9.41
Granted	25,000	12.38
Vested	(10,000)	9.41
Balance - December 31, 2023	75,000	10.40
Granted	25,000	11.07
Vested	(8,330)	12.38
Balance - December 31, 2024	91,670	10.40

The total remaining unrecognized compensation expense related to non-vested DSUs for the year ended December 31, 2024 was $512, which will be amortized over the weighted-average period of 1.7 years.

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the years ended December 31, 2024 and 2023:

	2024	2023
	$	$
Share options	635	1,211
RSUs	1,517	1,914
DSUs	429	292
Share-based compensation	2,581	3,417

Cost of sales	24	104
Research and development	636	758
Selling, general and administrative	1,921	2,555
Share-based compensation	2,581	3,417

12	Revenue

The following table provides information about disaggregated revenue by products and services:

	For the year ended December 31, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	7,300	940	8,240
Capital equipment	2,440	—	2,440
	9,740	940	10,680

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

	For the year ended December 31, 2023
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	5,506	1,300	6,806
Capital equipment	393	—	393
	5,899	1,300	7,199

13	Income taxes

Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

The components of loss before income taxes for 2024 and 2023 consist of:

	2024	2023
	$	$
Domestic	(28,286)	(29,351)
Foreign	468	900
	(27,818)	(28,451)

The components of (provision for) benefit from income taxes for 2024 and 2023 consist of:

	2024	2023
	$	$
Current
Foreign	144	(187)
Total current income tax expense	144	(187)
Deferred
Foreign	(146)	59
Total deferred tax expense	(146)	59
Total income tax (recovery) expense	(2)	(128)

During the year ended December 31, 2024, the Company has early adopted ASU 2023-09 to enhance the income taxes disclosures regarding income taxes paid and the rate reconciliation disclosure. The income taxes paid by the Company are as follows:

	2024	2023
	$	$
United States	252	160
	252	160

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The (provision for) benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian federal statutory rate to loss before income taxes for 2024 and 2023 as follows:

	2024		2023
	$	%	$	%
Loss before income taxes	(27,818)	—	(28,451)	—
(Provision for) benefit from income taxes
Canadian federal statutory rate of 15% (2023 - 15%)	(4,173)	15.0	(4,268)	15.0
Provincial tax / state tax	(2,998)	10.8	(3,073)	10.8
Foreign tax effects
United States
Statutory tax rate differences between United States and Canada	16	—	15	—
Finland
Statutory tax rate differences between Finland and Canada	10	—	19	—
Germany
Statutory tax rate differences between Germany and Canada	(42)	0.1	—	—
Changes in valuation allowance	7,085	(25.5)	6,944	(24.5)
Non-taxable or non-deductible items	206	(0.7)	467	(1.6)
True-up and other adjustments	(106)	0.3	(232)	0.8
	(2)	—	(128)	0.5

The components of deferred tax assets and liabilities are summarized as follows:

	2024	2023
	$	$
Deferred tax assets:
Operating loss carry forwards	43,031	36,067
SR&ED expenditure pool	4,344	4,202
Benefit of Investment tax credits	2,078	2,786
Excess of tax value of property and equipment over book value	2,392	2,112
Long term debt	(32)	78
Financing fees	1,042	543
Reserves	827	220
Total deferred tax assets	53,682	46,008
Valuation allowance	(53,595)	(46,008)
Net deferred tax assets	87	—

Deferred tax liabilities:
Excess of accounting value of property, plant and equipment over tax value	—	59
Total deferred tax liabilities	—	59

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has $53,595 in valuation allowance against its deferred tax assets, for the year ended December 31, 2024 (2023 - $46,008).

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

The Company has non-capital loss carry-forwards in Canada of approximately $157,555 which expires as follows:

$
2028	128
2029	215
2030	51
2031	446
Thereafter	156,715
Total	157,555

The Company has SR&ED expenditures in Canada of approximately $15,905 as at December 31, 2024, which can be carried forward indefinitely to reduce future years’ taxable income.

The Company has approximately $3,471 of Canadian federal and provincial tax credits that are available to be applied against Canadian federal and provincial taxes otherwise payable in future years and that expire in varying amounts from 2028 to 2044.

14	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	2024	2023
Net loss for the year	$27,816	$28,323
Weighted average number of common shares	24,765,503	21,182,558
Basic and diluted loss per share	$1.12	$1.34

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs, DSUs and warrants. Of the 2,291,152 (2023 – 1,474,809) share options, 324,621 (2023 – 493,396) RSUs, and 91,670 (2023 – 75,000) DSUs not included in the calculation of diluted loss per share for the year ended December 31, 2024, 1,326,573 (2023 – 1,218,581) were exercisable.

15Commitments and contingencies

All directors and officers of the Company are indemnified by the Company for various items including, but not limited to, all costs to settle lawsuits or actions due to their association with the Company, subject to certain restrictions. The Company has purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future lawsuits or actions. The term of the indemnification is not explicitly defined but is limited to events for the period during which the indemnified party served as a director or officer of the Company. The maximum amount of any potential future payment cannot be reasonably estimated but could have a material adverse effect on the Company.

The Company has also indemnified certain lenders and underwriters in relation to certain debt and equity offerings and their respective affiliates and directors, officers, employees, shareholders, partners, advisers and agents and each other person, if any, controlling any of the underwriters or lenders or their affiliates against certain liabilities.

As of December 31, 2024 and 2023, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

16	Segment reporting

The Company’s operations are categorized into one industry segment, which is medical technology focused on magnetic resonance guided ablation procedures for the treatments to ablate the prostate gland, uterine fibroids, osteoid osteoma and nerves for palliative pain relief for patients with metastatic bone disease. The CODM regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. Further, the CODM is regularly provided with the consolidated expenses as noted on the consolidated statements of operations and comprehensive loss.

The following tables represent total revenue by geographic area, based on the location of the location of the reporting entity for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	891	6,458	891	8,240
Capital equipment	1,548	892	—	2,440
	2,439	7,350	891	10,680

	For the year ended December 31, 2023
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	230	5,126	1,450	6,806
Capital equipment	—	—	393	393
	230	5,126	1,843	7,199

The following tables represent other geographic information for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31, 2024
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	58,743	6,351	1,661	92	3,387	70,234
Intangible assets	261	—	—	—	—	261
Property and equipment	93	332	—	—	—	425
Right-of-use assets	396	—	—	—	—	396
Amortization of intangible assets	229	—	—	—	—	229
Depreciation of property and equipment	66	641	—	—	—	707

	For the year ended December 31, 2023
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	34,302	4,067	1,952	82	3,553	43,956
Intangible assets	490	—	—	—	—	490
Property and equipment	158	751	—	—	—	909
Right-of-use assets	661	—	—	—	—	661
Amortization of intangible assets	202	—	—	—	—	202
Depreciation of property and equipment	57	670	—	—	—	727

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In USD (000s)

17	Subsequent events

On February 1, 2025, the President of the United States issued three executive orders directing the United States to impose new tariffs on imports originating from Canada, Mexico and China. These orders call for additional 25% duty on imports into the United States of Canadian-origin and Mexican-origin products and 10% duty on Chinese origin products, except for Canadian energy resources that are subject to an additional 10% duty. The Company is assessing the direct and indirect impacts to its business of such tariffs, retaliatory tariffs or other trade protectionist measures implemented as this situation develops, and such impacts could be material.

On March 3, 2025, the Company entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to the Company. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains certain financial covenants, and the obligations thereunder are secured by, inter alia, a general security agreement over the assets of the Company and its subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that the Company may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective based on those criteria as a result of a material weakness in internal control over financial reporting discussed in the paragraphs below.

A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conjunction with the preparation of the Company’s financial statements for the year ended December 31, 2024, and specifically in connection with the recognition of revenue under ASC 606, Revenue from contracts with customers, management has determined that the controls over the review of contract terms and arrangements with customers did not operate effectively during 2024.  This material weakness resulted in audit adjustments to revenue, trade and other receivables and prepaid expenses, deposits and other assets, which were recorded prior to the issuance of the financial statements as of and for the year ended December 31, 2024.

Management considers these adjustments to constitute a material weakness that requires remediation, and management is in the process of implementing remediation measures to address the identified material weakness.

Management’s Remediation Plan. In an effort to address the identified material weakness and enhance our internal controls related to revenue recognition,  management plans to expand the finance team to include more Chartered Professional Accountants (CPAs) with technical expertise and experience in evaluating more complex areas of US GAAP in evaluating contract terms and arrangements with customers, and engage third-party consultants to assist with assessing the accounting for more complex revenue contracts, as necessary. Management’s efforts are ongoing and its remediation plan is expected to be completed during 2025.

If these remedial measures are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, a reasonable possibility exists that a material misstatement in our interim or annual financial statements may occur in the future.

Changes in Internal Control Over Financial Reporting. Other than the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our most recently completed fiscal year and fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm. We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors, including their ages as of March 7, 2025:

Name	Age	Position
Arun Menawat	70	Chief Executive Officer and Director, Chair of the Board (Principle Executive Officer)
Rashed Dewan	57	Chief Financial Officer (Principal Financial and Accounting Officer)
Mathieu Burtnyk	43	President
Tom Tamberrino	45	Chief Commercial Officer
Brian Ellacott(2)	67	Director, Lead Independent Director
Cynthia Lavoie(1)	57	Director
Murielle Lortie(1)(3)	55	Director
Arthur Rosenthal(1)(2)(4)	78	Director
Kris Shah(2)	63	Director

Notes:

(1)	Member of the Audit Committee.
(2)	Member of the Human Resources and Corporate Governance Committee.

(3)	Chair of the Audit Committee.
(4)	Chair of the Human Resources and Corporate Governance Committee.

Executive Officers

Arun Menawat – Chief Executive Officer and Director – Dr. Menawat has served as the Chief Executive Officer of Profound since 2016. He has an accomplished history of executive leadership success in the healthcare industry. Prior to joining Profound in August 2016, he served as the Chairman, President and CEO of Novadaq Technologies Inc., a TSX and Nasdaq listed company that marketed medical imaging and therapeutic devices for use in the operating room, from 2003 to 2016. Previously, he was President and Chief Operating Officer and Director of another publicly listed medical imaging software company, Cedara Software. His educational background includes a Bachelor of Science in Biology, University of District of Columbia, Washington, D.C., and a Ph.D. in Chemical Engineering, from the University of Maryland, College Park, MD, including graduate research in Biomedical Engineering from the National Institute of Health, Bethesda, MD. He also earned an Executive M.B.A. from the J.L. Kellogg School of Management, Northwestern University, Evanston, IL.

Rashed Dewan – Chief Financial Officer - Mr. Rashed Dewan has served as Chief Financial Officer of Profound since March 2022. He previously served as Chief Accounting Officer of Profound from May 2021 to March 2022, and as VP Finance of Profound from July 2015 to May 2021. He has over 20 years of finance and accounting experience in public and private companies, with expertise in the medical device sector. Mr. Dewan has extensive experience with systems design and implementation and a strong track record of success in accounting, finance, sales and operations management. Mr. Dewan is a Certified Public Accountant and has a Bachelor of Science Degree with a concentration in Accounting from the University of Southern California.

Mathieu Burtnyk – President - Dr. Mathieu Burtnyk has over 20 years of experience creating and developing imaging technologies and therapeutic ultrasound solutions, from benchtop to bedside, with a focus on prostate disease. He started his career in academia, obtaining his PhD in Medical Biophysics at the University of Toronto and Sunnybrook Health Sciences Center. He is the inventor of the patented closed-loop temperature feedback control algorithm used by the TULSA-PRO today in clinic. Dr. Burtnyk joined Profound in 2011, leading the scientific design and execution of pre-clinical through Phase I and TACT Pivotal clinical studies. Dr. Burtnyk has served as President of Profound since November 2024. He previously served as Chief Operating Officer of Profound from March 2024 to November 2024, as SVP Product Leader for TULSA-PRO of Profound from February 2021 to February 2024, and as VP of Clinical Affairs of Profound from July 2019 to February 2021. Dr. Burtnyk received his Ph.D. in Medical Biophysics from the University of Toronto.

Tom Tamberrino – Chief Commercial Officer - Mr. Tom Tamberrino has served as Chief Commercial Officer of Profound since October 2024. He is a seasoned leader with a distinguished career in sales and marketing leadership, business development, and executive management, with much of his success rooted in the U.S. healthcare industry. He brings a wealth of experience, including a history of entrepreneurial ventures and significant contributions to the medical technology sector. Prior to joining Profound Medical, Mr. Tamberrino served as Managing Partner of AKB LLC from February 2018 to October 2024. Earlier in his career, Mr. Tamberrino held progressive sales management positions at LifeCell Corporation, eventually serving as Area Director. During his time at LifeCell Corporation, he led a 50-person sales team across the Northeastern U.S. and Canada, marketing regenerative tissue matrices. He previously served as Vice President of Sales and Marketing at Novadaq Technologies Inc. for several years.. Mr. Tamberrino holds a Bachelor of Science degree in Marketing with a Minor in Psychology from Georgetown University and a Master of Business Administration from Emory University.

Non-Employee Directors

Brian Ellacott – Director – Mr. Ellacott is an experienced global medical device executive. Mr. Ellacott has served as Chief Executive Officer of Belmont Instrument since December 2017. Belmont Instrument is a Boston based private equity owned medical device company with a leading global position in fluid warming and infusion systems. Prior to Belmont Instrument, Mr. Ellacott was the President and CEO of Laborie. Laborie is a Urology and Gastroenterology medical device company based in Toronto with manufacturing facilities in Toronto, Montreal, Enschede, NL, Attikon, Switzerland and Portsmouth, New Hampshire. Mr. Ellacott joined private equity owned Laborie as President and CEO in July 2013 and in four years completed 14 global acquisitions tripling Laborie’s revenue and increasing EBITDA eight-fold. The company was ranked as one of the fastest growing and most profitable medical device companies in the world. Prior to joining Laborie, Mr. Ellacott served as Executive Vice President and General Manager of Invacare’s (NYSE: IVC) $1 billion North and South American homecare and rehabilitation business. Mr. Ellacott has also held executive positions with Baxter International and American Hospital Supply, with assignments in Canada, Australia and the United States. Mr. Ellacott serves on the board of Belmont Instrument and is the past Chairman of the board of the Canadian Assistive Devices Association. Mr. Ellacott holds a Bachelor of Business Administration Degree from Wilfrid Laurier University, Waterloo, Ontario, Canada and is a dual United States and Canadian citizen.

Cynthia Lavoie – Director – Dr. Lavoie has served as President and Managing Director of AllosteRx Capital Management (“AllosteRx”) since August 2018. She also serves as President and Chief Investment Officer of CCRM Enterprises since August 2020. Prior to co-founding AllosteRx, Cynthia was a General Partner with TVM Life Science Management Inc. (“TVM”), a global venture capital group with main offices in Munich and Montreal. She was recruited to TVM from VG (VenGrowth) Partners Inc., where she was a Partner and co-headed its life sciences fund. Cynthia is currently chair of the board of directors at Fibrocor Therapeutics, a fibrosis company in Toronto and Board Director of Apiary Therapeutics, a cell therapy start-up based in Toronto. A seasoned healthcare investment professional with 20 years of experience in venture capital, Dr. Lavoie’s expertise includes creating companies de novo and leading investments into businesses developing therapeutics, devices, and diagnostic tools. Cynthia has taken active roles on boards of companies located in Canada and the US from start-up to revenue-generating stages. These include Acer Therapeutics (NASDAQ: ACER), Cytochroma (acquired by OPKO Health), VisualSonics (acquired by SonoSite, now FujiFilm SonoSite), and Trillium Therapeutics (NASDAQ: TRIL) (acquired by Pfizer). Before joining the investment community, Dr. Lavoie served in a variety of academic and scientific leadership positions for 10 years, working with research institutes and life science companies. Cynthia earned her MBA with first class honors from Rotman School of Management at the University of Toronto and earned her Ph.D in Molecular Biology with Dean’s honors from McGill University.

Murielle Lortie – Director – Ms. Lortie has an accomplished history of financial leadership success within the global life science industry. She currently serves as Chief Financial Officer of Claridge Inc since September 2021. Prior to joining Claridge Inc., Ms. Lortie was Chief Financial Officer Liminal BioSciences Inc. (“Liminal”), a Nasdaq-listed, clinical-stage biopharmaceutical company from September 2018 to September 2021. Prior to joining Liminal, Ms. Lortie was Vice President & Chief Financial Officer and Advisor to the CEO, Global Strategy, Mergers & Acquisitions at Pharmascience Inc. Previously, she has held senior positions in finance at Bristol Myers Squibb, including Vice-President of Finance for Bristol Myers Squibb Canada Co. and Global Director of Finance supporting BMS Headquarters. Ms. Lortie is a Chartered Professional Accountant and member of the Ordre des comptables professionnels agrées du Québec. She holds a Graduate Diploma in Accountancy from Concordia University and a Bachelor of Business Administration Bishop’s University. She has extensive corporate governance experience, previously serving on the Boards of Bellus Health Inc. and Pharmascience Barbados Ltd. & Pharmascience International Ltd. Ms. Lortie is currently the Chair of the Board at Bishops University.

Arthur L. Rosenthal – Director – Dr. Rosenthal has served as director of Profound since June 2018. Dr. Rosenthal formerly served as director and Chair of Compensation Committee for LivaNova PLC, a UK global medical technology company. Prior, Dr. Rosenthal served on the Cyberonics board of directors as a non-executive director and Chair of the Compensation Committee from January 2007 to October 2015. Since June 2010, Dr. Rosenthal has served as Professor of Practice in the Biomedical Engineering Department at Boston University. Since December 2011, Dr. Rosenthal has also served as CEO of gEyeCue, Ltd., which he co-founded, a development stage medical device company working on a guided biopsy for lower and upper gastrointestinal cancer screening. From June 2011 until July 2012, Dr. Rosenthal served as executive vice chairman of Cappella Medical Devices Ltd. (now ArraVasc Ltd.), a development-stage company focused on novel device solutions for coronary artery disease. From June 2009 until June 2011, Dr. Rosenthal served as President and CEO of Cappella, Inc. Dr. Rosenthal served as chairman, from January 2002, and CEO, commencing in January 2005, of Labcoat, Ltd. until its acquisition by Boston Scientific Corporation in December 2008. From January 1994 to May 2000, Dr. Rosenthal was a Senior Vice President, Corporate Officer, and Chief Development Officer of Boston Scientific, and from May 2000 until his retirement in January 2005, he was a Senior Vice President, Chief Scientific Officer, and Executive Committee Member of Boston Scientific. From 2000 until 2010, Dr. Rosenthal served as a non-executive director, and from 2006 through 2009, as chairman of the Remuneration Committee, of Renovo, Ltd., a U.K. based pharmaceutical company that became publicly traded in 2006. In July 2009, Dr. Rosenthal joined the board of Interface Biologics, Inc., a Toronto-based development stage company focused on drug delivery devices, as a non-executive director. In April 2011, Dr. Rosenthal was elected Chairman at Interface Biologics, Inc. From April 2013 to May 2015, Dr. Rosenthal served as non-executive director and Member of the Compensation Committee of Arch Technologies, Inc. and is currently a member of Arch’s Clinical Advisory Board. In 2015, Dr. Rosenthal was appointed to the Industrial Advisory Committee, CURAM (National University in Galway, Ireland). Since 2003, Dr. Rosenthal has been a Fellow of the American Institute of Medical and Biological Engineering.

Kris Shah – Director – Kris Shah is the president of Baylis Medical Technologies, Inc. (“Baylis”), a leader in the development and commercialization of innovative medical devices in the fields of radiology and neurosurgery. Headquartered in Canada, Baylis also provides contract manufacturing services to some of the world’s leading medical device companies. Kris joined Baylis in 1989 as a co-founder and served as president from 2015 until it was acquired by Boston Scientific in 2022. Baylis is a leading developer, manufacturer, and distributor of specialized medical devices for interventional cardiology. Baylis had previously divested its interventional pain management business to Kimberly Clark Corporation (now Avanos Medical, Inc.) in 2009, and its bone tumor ablation business (OsteoCool) to Medtronic plc in 2016. Kris also co-founded the consulting business OME Group in 1991, which was sold to Ernst and Young in 2011. Kris is an active board member for AdvaMed Accel and Intellijoint Surgical. In the past he has served on the boards of Venture Lab, MEDEC, and the Business Advisory Committee of HTX and Conavi Medical Inc. His list of accomplishments includes numerous patents, the Ernst and Young Entrepreneur Award for Healthcare in Quebec (2011) and the University of Waterloo Alumni Achievement Award (2014). Kris has a B.Sc. in Electrical Engineering from the University of Waterloo.

Board Mandate

The Board has responsibility for the stewardship of the Company. The Board has adopted a written mandate for the Board (the “Mandate”) to confirm and enhance the Board’s ongoing duty and responsibility for stewardship of the Company, a copy of which is available on the Company’s website at www.profoundmedical.com. The Board is ultimately responsible for supervising the management of the business and affairs of the Company and, in doing so, is required to act in the best interests of the Company. The Board generally discharges its responsibilities either directly or through the Audit Committee and the Human Resources and Corporate Governance Committee. Specific responsibilities of the Board set out in the Mandate include:

(a)	Appointing Management – including approval of the Chief Executive Officer, the compensation of the executive officers and the oversight of succession planning programs;
(b)	Board Organization – including responding to recommendations received from the Human Resources and Corporate Governance Committee, but the Board retains the responsibility for managing its own affairs;
(c)	Strategic Planning – including the review and approval of the Company’s business, financial and strategic plans on at least an annual basis;
(d)	Monitoring of Financial Performance and Other Financial Reporting Matters – including the review of the Company’s ongoing financial performance and results of operations and review and approval of the Company’s audited and interim consolidated financial statements and management’s discussion and analysis of financial conditions and results of operations;
(e)	Risk Management – including the identification of the Company’s principal business risks and the implementation of appropriate systems to effectively monitor and manage such risks;
(f)	Policies and Procedures – including the approval and monitoring of all policies and procedures including those related to corporate governance, ethics and confidentiality;
(g)	Communication and Reporting – including the oversight of the timely and accurate disclosure of financial reports and other material corporate developments; and
(h)	Other Responsibilities – including those related to position descriptions, orientation and continuing education, nomination of directors and Board evaluations and matters in respect of any disposition, material commitment or venture, or significant expenditure in either monetary or business terms.

Role of Board in Risk Oversight

One of the key functions of the Board is to oversee the Company’s risk management process. The Board is responsible for identifying the Company’s principal business risks and the implementation of appropriate systems to effectively monitor and manage such risks. The Audit Committee has the responsibility to review and discuss our major financial risk exposures and the policy steps management will take to monitor and control such exposures. The Audit Committee also monitors compliance with legal and regulatory requirements.

Board Composition

Our Board presently has six members. As a foreign private issuer, under the listing requirements and rules of Nasdaq, we are not required to have independent directors on our board of directors, except that our audit committee is required to consist fully of independent directors. However, our board of directors has determined that Brian Ellacott, Cynthia Lavoie, Murielle Lortie, Arthur Rosenthal and Kris Shah are all “independent” as such term is defined by National Instrument 58-101 – Disclosure of Corporate Governance Practices and Nasdaq rules. Arun Menawat is a non-independent director as he is our Chief Executive Officer. Each of the independent directors has no direct or indirect material relationship with the Company, including any business or other relationship, which could reasonably be expected to interfere with the director’s ability to act with a view to the best interests of the Company or which could reasonably be expected to interfere with the exercise of the director’s independent judgment.

If the Chairman is not independent, the independent directors may select one of their members to be appointed lead independent director of the Board (“Lead Independent Director”) for such term as the independent directors may determine. The Lead Independent Director is responsible for chairing meetings of the independent directors and seeking to ensure that the Board is able to carry out its role.

Dr. Arun Menawat acts as Chairman of the Board. Since Dr. Menawat is not independent, Brian Ellacott has been appointed Lead Independent Director of the Board.

Meetings of Independent Directors

The entire complement of independent directors on the Board and each of the committees meet regularly without management present. The Chairman of the Board conducts these sessions at Board meetings and the Chair of each committee conducts them at committee meetings. During the last financial year ended December 31, 2023, there were eight such meetings of the independent directors.

Chairman of the Board

Dr. Arun Menawat is the Chief Executive Officer of the Company and as a result does not meet the Board’s independence standards. The primary functions of the Chairman are to facilitate the operations and deliberations of the Board and the satisfaction of the Board’s responsibilities under its Mandate. The Chairman’s key responsibilities include duties relating to providing overall leadership to the Board, chairing board and Shareholder meetings, acting as a liaison between management, the members of the Board and the Chairs of the various committees of the Board, and communicating with Shareholders and regulators. The responsibilities of the Chairman are reviewed by the Human Resources and Corporate Governance Committee and considered by the Board for approval each year.

Director Term Limits and Other Mechanics of Board Renewal

The Board has not established any term limits for directors, as the Board takes the view that term limits are an arbitrary mechanism for removing directors which can result in valuable, experienced directors being forced to leave the Board solely because of length of service. The Board’s priorities continue to be ensuring the appropriate skill sets are present amongst the Board to optimize the benefit to the Company. The Board conducts annual evaluations of the individual directors, the committees of the Board and the Chairman of the Board, which are overseen by the Human Resources and Corporate Governance Committee, to ensure these objectives are met. See “Board Assessments”.

Board Meetings

The Board holds a minimum of one regular quarterly meeting and a corporate strategy session each year, as well as additional meetings as required. An in-camera session of the directors is held at each regularly scheduled Board and committee meeting, as deemed necessary, so that the independent members of the Board have an opportunity to meet without the presence of management members of the Board.

Meeting Attendance

During our fiscal year ended December 31, 2024, there were six (6) meetings of our Board of Directors, four (4) meetings of our Audit Committee and (3) meetings of the Human Resources and Corporate Governance Committee. No director attended fewer than 75% of the total number of meetings of our board of directors and of the committees of our board of directors on which he or she served. Our board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Orientation and Continuing Education

Pursuant to the Mandate, it is the responsibility of the Board to provide an orientation program for new directors and ongoing educational opportunities for all directors. New directors are expected to participate in an initial information session on the Company in the presence of its senior executive officers to learn about, among other things, the business of the Company, its financial situation and its strategic planning. All directors will receive a record of public information about the Company, as well as other relevant corporate and business information including corporate governance practices of the Company, the structure of the Board and its standing committees, its corporate organization, the charters of the Board and its standing committees, the Code (as defined herein) and other relevant corporate policies.

Continuing education opportunities are directed at enabling individual directors to maintain or enhance their skills and abilities as directors, as well as ensuring that their knowledge and understanding of the Company’s affairs remains current. Directors are kept informed as to matters which may impact the Company’s operations through regular reports and presentations at Board and committee meetings.

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics (the “Code”) for directors, officers and employees and is available on our website at www.profoundmedical.com. Information contained on, or that can be accessed through, our website does not constitute a part of this report and is not incorporated by reference herein. The objective of the Code is to provide guidelines for maintaining the integrity, reputation, honesty, objectivity and impartiality of the Company and its subsidiaries. The Code addresses compliance with laws, conflicts of interest, corporate opportunity, confidentiality, fair dealing with customers, suppliers, competitors, officers and employees, protection and proper use of company assets and accounting complaints. The Board has the ultimate responsibility for the stewardship of the Code and is responsible for considering any request for waivers from the Code. Any waiver of the Code’s provisions is subject to the disclosure and other provisions of applicable securities laws and the applicable rules of any and all securities exchanges on which the securities of the Company are listed and posted for trading. A copy of the Code is available on the Company’s website at www.profoundmedical.com. If we make any amendment to the Code or grant any waivers, including any implicit waiver, from a provision of the Code, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC. Disclosure regarding any amendments to, or waivers from, provisions of the Code that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

The Board monitors compliance with the Code and reviews it on at least an annual basis to determine whether updates are appropriate. Where a director or officer has any interest in or a perceived conflict involving a contract or business relationship with the Company, that director or officer is excluded from all discussions and deliberations regarding the contract or relationship and such director abstains from voting in respect thereof. Directors and executive officers have disclosed to the Company all directorships held by such member and the existence and nature of any interests that could result in a conflict situation with the Company.

The Board has also adopted a whistleblower policy (the “Whistleblower Policy”) relating to the reporting of inappropriate activity to encourage and promote a culture of ethical business conduct. The Whistleblower Policy is intended to encourage and facilitate the reporting of questionable accounting, internal accounting controls or auditing matters.

Nomination of Directors

The Human Resources and Corporate Governance Committee has the responsibility for reviewing the composition of the Board by taking into account, among other things, its size and the particular competencies and skills of its members. The Human Resources and Corporate Governance Committee, in consultation with the Chairman of the Board and Chief Executive Officer, will then identify potential Board nominees and recommend such nominees for election as directors based on the competencies and skills each new member possesses in the context of the needs of the Company. The Board as a whole is then responsible for nominating new directors. The Human Resources and Corporate Governance Committee is composed entirely of independent directors.

The Board seeks nominees that have the following characteristics: (i) a track record in general business management; (ii) special expertise in an area of strategic interest to the Company; (iii) the ability to devote time; and (iv) support for the Company’s mission and strategic objectives.

While the Company has not adopted a written policy relating to the identification and nomination of women directors, it recognizes that diversity is an economic driver of competitiveness for companies and it strives to promote an environment and culture conducive to the appointment of well qualified persons so that there is appropriate diversity to maximize the achievement of corporate goals. Gender of a potential candidate is one component in the overall list of factors the Human Resources and Corporate Governance Committee considers when selecting candidates for executive officer and senior manager appointments, and membership on the Board and its committees. The Human Resources and Corporate Governance Committee is of the opinion that if gender was the overriding factor governing the selection of Board nominees, it could unduly restrict the Board’s ability to select the most appropriate nominees and candidates. The Company has not adopted targets regarding women on the Board or women in executive officer and senior management positions as it does not believe that such targets are necessary at this time given the size of the Board and that the director nomination process recognizes the benefits of diversity. There are currently two women on the Board.

Director and Executive Compensation

The Human Resources and Corporate Governance Committee oversees the remuneration policies and practices of the Company. The principal responsibilities of the Human Resources and Corporate Governance Committee include: (i) considering the Company’s overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of the Company’s directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and the financial position of the Company, and (iii) making recommendations to the Board in respect of director and executive officer remuneration matters, with the overall objective of ensuring maximum shareholder benefit from the retention of high quality board and executive team members.

Board Assessments

The Board is responsible for ensuring that there is a process in place for annually evaluating the effectiveness and contribution of the Chief Executive Officer, the Board, the committees of the Board, the Chairman of the Board and the individual directors based on their applicable terms of reference or position description.

The objective of the assessments is to ensure the continued effectiveness of the Board in the execution of its responsibilities and to contribute to a process of continuing improvement. In addition to any other matters the Board deems relevant, the assessments may consider in the case of the Board or a committee, the applicable terms of reference, the applicable position descriptions, as well as the competencies and skills each individual director is expected to bring to the Board.

The Human Resources and Corporate Governance Committee annually reviews and makes recommendations to the Board on the method and content of such evaluations and oversees the evaluation process.

Board Committees

The Board has two standing committees, the Audit Committee and the Human Resources and Corporate Governance Committee. Below is a description of the committees. The Board has adopted a written charter for each of the committees below that is available to shareholders on our website at https://profoundmedical.com/investors/.

Audit Committee

The Audit Committee oversees the accounting and financial reporting practices and procedures of the Company’s financial statements. The principal responsibilities of the Audit Committee include: (i) the integrity of the consolidated financial statements of the Company; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the public accountants’ qualifications and independence; and (iv) the performance of the Company’s internal audit function and public accountants. The Audit Committee shall oversee the preparation of and review the report required by the rules of any and all securities regulatory bodies to which the Company is subject to be included in the Company’s annual proxy statement.

Composition of the Audit Committee

The following are the current members of the Audit Committee:

Name	Independence	Financial Literacy
Cynthia Lavoie	Independent	Financially Literate
Murielle Lortie	Independent	Financially Literate
Arthur Rosenthal	Independent	Financially Literate

The relevant education and experience of each member of the Audit Committee, is provided above, under the heading “Election of Directors”. All of the Audit Committee members are “independent” as required by the TSX and as defined in the listing standards of The Nasdaq Stock Market LLC and under Rule 10A-3 under the Exchange Act and each member is financially literate in that each has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company’s financial statements. The Company’s board of directors has determined that each of Cynthia Lavoie, Murielle Lortie and Arthur Rosenthal, members of its Audit Committee, is an “audit committee financial expert” as defined by applicable SEC rules.

Audit Committee Oversight

At no time since the commencement of the Company’s most recently completed financial period was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Human Resources and Corporate Governance Committee

The Human Resources and Corporate Governance Committee is comprised of Brian Ellacott, Kris Shah and Arthur Rosenthal. All three members are independent directors.

The key responsibilities of the Human Resources and Corporate Governance Committee include:

(a)	Annually review and approve corporate goals and objectives relevant to compensation of executive officers for whom compensation is required to be individually reported under applicable securities laws, evaluate the NEOs’ performance in light of those goals and objectives, and set the NEOs’ respective compensation levels based on this evaluation.
(b)	Annually review the Chief Executive Officer’s evaluation of the performance of the other officers of the Company and such other senior management and key employees of the Company or any subsidiary of the Company as may be identified to the Committee by the Board (collectively, the “Designated Executives”) and review the Chief Executive Officer’s recommendations with respect to the amount of compensation to be paid to the Designated Executives.
(c)	Annually review, assess the competitiveness and appropriateness of and approve the compensation package of each of the Designated Executives.
(d)	Review and approve any employment contracts or arrangements with each of the Designated Executives, including any retiring allowance arrangements or any similar arrangements to take effect in the event of a termination of employment.

(e)	Review and recommend to the Board compensation policies and processes and in particular, the compensation policies and processes for the Designated Executives.
(f)	In determining the long-term incentive component of the Chief Executive Officer’s compensation and each Designated Executive’s compensation, consider the Company’s performance and relative shareholder return, the value of similar incentive awards to executives at comparable companies, and the awards given to Company executives in past years.
(g)	Make recommendations to the Board with respect to incentive compensation and equity-based plans, and review and make recommendations with respect to the performance or operating goals for participants in such plans.
(h)	Have the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or senior executive compensation and have sole authority to approve the consultant’s fees and other retention terms.
(i)	Adopt, administer, approve and ratify awards under incentive compensation and stock plans, including amendments to the awards made under any such plans, and review and monitor awards under such plans.
(j)	Review and report to the Board on the appropriateness of the succession planning of the Company, including appointing, training and monitoring senior management.
(k)	Review the significant human resources policies, plans and programs of the Company to ensure they are supportive of the Company’s near and long-term strategies.
(l)	Undertake on behalf of, and in an advisory capacity to, the Board such other initiatives as may be necessary or desirable to assist the Board in discharging its responsibility to ensure that appropriate human resources development, performance evaluation, compensation and management development programs are in place and operating effectively.

Position Descriptions

The Board has developed written position descriptions which identify the responsibilities of the Chairman of the Board and the Chief Executive Officer. The Board has not developed written position descriptions for the Chair of each committee of the Board. The Board believes that the charters of the Audit Committee and the Human Resources and Corporate Governance Committee adequately delineate the roles of the Chairs of such committees. Each of the Audit Committee and the Human Resources and Corporate Governance Committee are responsible for reviewing their respective charters on a regular basis and to recommend to the Board any changes as considered appropriate from time to time.

Corporate Governance

We qualify as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Exchange Act. As a result, in accordance with Nasdaq listing requirements, we may rely on home country governance requirements and certain exemptions thereunder rather than complying with Nasdaq corporate governance standards.

Although we have voluntarily chosen to file registration statements, periodic reports and current reports on U.S. domestic issuer forms, we will maintain our status as a foreign private issuer. While we voluntarily follow most Nasdaq corporate governance rules, we may choose to take advantage of limited exemptions from the following:

●	U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder;
●	Regulation FD;
●	Section 16 rules requiring insiders to file public reports of their share ownership and trading activities and liability for insiders who profit from trades in a short period of time, which will provide less data in this regard than shareholders of U.S. companies that are subject to the Exchange Act;

●	the requirement that our board have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement to have independent director oversight of director nominations.

We intend to follow Canadian corporate governance practices in lieu of Nasdaq corporate governance requirements as follows:

We intend to adopt and approve material changes to equity incentive plans in accordance with Toronto Stock Exchange (“TSX”) listing rules, which do not impose a requirement of shareholder approval for such actions. In addition, we intend to follow the TSX listing rules in respect of private placements instead of Nasdaq requirements to obtain shareholder approval for certain dilutive events (such as issuances that will result in a change of control, certain transactions other than a public offering involving issuances of a 20% or greater interest in us and certain acquisitions of the stock or assets of another company) and the minimum quorum requirement for a shareholders meeting. Under Nasdaq listing rules, the required minimum quorum for a shareholders meeting is 33 1/3% of the outstanding common shares, and our minimum quorum requirement is only 10% of the total number of voting rights attaching to all outstanding common shares.

Although we may rely on certain home country corporate governance practices, we must comply with Nasdaq’s Notification of Noncompliance requirement (Nasdaq Rule 5625) and the Voting Rights requirement (Nasdaq Rule 5640). Further, we must have an audit committee that satisfies Nasdaq Rule 5605(c)(3), which addresses audit committee responsibilities and authority and requires that the audit committee consist of members who meet the independence requirements of Nasdaq Rule 5605(c)(2)(A)(ii).

We intend to take all actions necessary for us to maintain compliance as a foreign private issuer under the applicable corporate governance requirements of the Sarbanes-Oxley Act, the rules adopted by the SEC and Nasdaq listing rules. Accordingly, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Insider Trading Policy

We have adopted the Profound Medical Corp. Corporate Disclosure, Confidentiality and Trading in Securities by Directors, Officers, Employees and Consultants Policy (the “Insider Trading Policy”) governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and other covered persons. The Insider Trading Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, transacting in call or put options and other hedging transactions in our securities) and establishes a regular black-out period schedule during which directors, executive officers, employees and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and certain officers, employees and other covered persons must observe prior to effecting any transaction in our securities. We believe the Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, as well as the exchange listing standards applicable to us. Although we have not adopted an insider trading policy governing our purchase, sale, and/or other disposition of our securities, as part of the oversight of risk, the Board, or one or more of its committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board or committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. The foregoing description of our Insider Trading Policy is qualified in its entirety by reference to the full text of the Insider Trading Policy, filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Shareholder Communications to our Board of Directors

Generally, shareholders who have questions or concerns should contact our Investor Relations team at 647-476-1350. However, any stockholders who wish to address questions regarding our business directly with our Board of Directors, or any individual director, should direct his or her questions in writing to the Chairman of our Board of Directors at 2400 Skymark Ave. Unit #6, Mississauga, Ontario, L4W5K5, Canada. Communications will be distributed to our board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of our board of directors may be excluded.

Item 11.    EXECUTIVE COMPENSATION

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B,and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F below. As a foreign private issuer in the United States, we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are not otherwise required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in many respects, substantially similar to U.S. rules.

Compensation Philosophy and Objectives of Compensation Programs

The executive compensation program adopted by Profound and applied to its executive officers is designed to:

(a)	attract and retain qualified and experienced executives who have international business and operations experience and will contribute to the success of Profound;
(b)	ensure that the compensation of the executive officers provides a competitive base compensation package, with additional compensation to reward success and create a strong link between corporate performance and compensation; and
(c)	motivate executive officers to enhance long term shareholder value, with current compensation being weighted toward at-risk long-term incentives in the form of Options and restricted share units (“RSUs”) so as to foster alignment with the interests of the Shareholders.

The goals of the compensation program are to attract and retain the most qualified people with relevant experience, to motivate and reward such individuals on a short term and long-term basis, and to create alignment between corporate performance and compensation. The Human Resources and Corporate Governance Committee and the Board intend that the total cash components of compensation (base salary plus annual cash bonus) target the median of a benchmark group in comparable industries with similar market capitalization (the “Compensation Peer Group”).

Aggregate compensation (including annual cash bonus and equity-based compensation) payable to each NEO (as defined below) is based on the achievement of certain performance goals. Performance goals are established annually and designed to align with the Company’s strategic objectives. As described in greater detail below, performance goals affect equity-based compensation grants and annual cash bonuses.

Profound does not believe that its compensation programs encourage excessive or inappropriate risk taking as: (i) employees receive both fixed and variable compensation, and the fixed (salary) portion provides a steady income regardless of Common Share value which allows employees to focus on the business; (ii) the Share Option Plan encourages a long term perspective due to the vesting provisions of the options (see “Share Option Plan” below); and (iii) annual bonus is earned only if short-term objectives of the Company are achieved. Profound believes that the compensation program is appropriately structured and balanced to motivate its executives and reward the achievement of annual performance goals, as well as the achievement of long term growth in shareholder value. NEOs and directors are not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Aligning Management and Shareholders

The Company’s compensation program seeks to align management interests with Shareholder interests through both short-term and long-term incentives linking compensation to performance. The short-term incentive is an annual cash bonus which is linked to individual performance and the Company’s performance. Further, long-term incentives of Option grants comprise a significant portion of overall compensation for the Company’s NEOs (as defined herein). The Human Resources and Corporate Governance Committee believes this is appropriate because it creates a direct correlation between variations in the Company’s share price (which is based in part on the Company’s financial performance) and the compensation of its NEOs, thereby aligning the interests of the Company’s executives and Shareholders.

Clawback Policy

The Company has adopted a clawback policy which applies to cash bonus awards made, and RSUs granted, to the NEOs and any other individuals as determined by the Board from time to time. Under the clawback policy, a clawback may be triggered if an NEO is indicted for or convicted of an act involving gross negligence, fraud, theft, dishonesty or willful misconduct. Among other remedial actions, the enforcement of the clawback policy may involve forfeiture or cancellation of unpaid cash bonus awards or unvested RSUs and recoupment of the value of such awards. The Human Resources and Corporate Governance Committee will continue to keep this policy under review as part of its regular risk review.

Base Salary

Base salary is intended to reflect an executive officer’s position within the corporate structure, his or her years of experience and level of responsibility, and salary norms in the sector and the general marketplace. As such, decisions with respect to base salary levels for executive officers are not based on objective identifiable performance measures but for the most part are determined by reference to competitive market information for similar roles and levels of responsibility, as well as more subjective performance factors such as leadership, commitment, accountability, industry experience and contribution. The Company’s view is that a competitive base salary is a necessary element for retaining qualified executive officers, as it creates a meaningful incentive for individuals to remain at Profound and not be unreasonably susceptible to recruiting efforts by the Company’s competitors.

In determining the base salary of the Named Executive Officers (as defined herein), the Board considered: (i) recruiting and retaining executives critical to the success of Profound and the enhancement of shareholder value; (ii) providing fair and competitive compensation; (iii) balancing the interests of management and Shareholders; and (iv) rewarding performance, both on an individual basis and with respect to operations in general.

Long-term Incentives

Long-term incentives, in the form of Options, are intended to align the interests of Profound’s directors and its executive officers with those of the Shareholders, to provide a long-term incentive that rewards these individuals for their contribution to the creation of shareholder value and to reduce the cash compensation Profound would otherwise have to pay. The Share Option Plan is administered by the Board. In establishing the number of Options to be granted to any particular executive officer, reference was made to the number of Options granted to officers of other companies involved in similar businesses. The Board also considers previous grants of Options and the overall number of Options that are outstanding relative to the number of outstanding Common Shares in determining whether to make any new grants of Options and the size and terms of any such grants, as well as the performance of the executive officer as demonstrated through his or her level of effort, time, responsibility, ability, experience, level of commitment and performance goals in determining the level of incentive share option compensation.

Bonus Awards

The Board will consider whether it is appropriate and in the best interests of the Company to award a discretionary cash bonus to executive officers for the most recently completed financial year and if so, in what amount. A cash bonus may be awarded to reward performance that has led to increased value for Shareholders through property acquisitions or divestitures, the formation of new strategic or joint venture relationships and/or capital raising efforts.

Quantitative performance objectives include the achievement of the Company’s revenue target, departmental and individual goals, which may be quantitative or qualitative in nature. These have been established for each individual executive officer by the Board with alignment of such corporate/individual goals with the CEO and include objectives such as research and product development, company productivity, revenue growth and long-term strategic guidance of the Company. These corporate, departmental and individual goals form the basis for the review of the executive officers and the determination of cash bonuses at the end of each year with the Board. These awards are reviewed yearly to ensure that corporate performance metrics and individual goals are consistent from year to year.

Bonus award payments are based on the following assessment of:

(a)	whether or not the executive officers have successfully met or exceeded the established corporate, departmental and individual performance metrics and goals;

(b)	the executive officers’ decisions and actions and whether or not they are aligned with the Company’s long-term growth strategy and have created value for Shareholders;
(c)	whether any near-term goals and objectives were not met because the executive officers made decisions in the best long-term interests of the Company or due to factors outside of the executive officers’ control; and/or
(d)	additional initiatives undertaken by the executive officers, which were not contemplated in the initial objectives.

The following targets, as a percentage of base salary, were approved for each NEO for the fiscal year ending December 31, 2024:

Position	Target
CEO	80%
Other NEOs	20 - 50%

Benefits Plans

The Named Executive Officers are entitled to life insurance, health and dental benefits.

Performance Graph

The following graph illustrates the cumulative return to Shareholders of a $100 investment in Common Shares from December 31, 2019 to December 31, 2024, as compared to the cumulative total return on the Standard & Poor’s/TSX Index and Standard & Poor’s/Nasdaq Composite Index for the same period, assuming the reinvestment of cash distributions and/or dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2020	2021	2022	2023	2024
	$	$	$	$	$	$
Profound Medical	100.00	177.56	96.68	98.17	75.25	63.80
S&P/TSX Composite Index	100.00	102.17	124.38	113.61	122.82	144.92
Nasdaq Composite Index	100.00	143.64	174.36	116.64	167.30	215.22

The trend shown in the above graph does not necessarily correspond to the Company’s trend of compensation for the NEOs (as defined herein) for the period disclosed above. The Company considers a number of factors in connection with its determination of appropriate levels of compensation including, but not limited to, the demand for and supply of skilled professionals with experience in the medical device industry, individual performance, the Company’s performance (which is not necessarily tied exclusively to the trading price of the Common Shares on the TSX and Nasdaq) and other factors discussed herein.

Named Executive Officers

The following individuals are considered the “Named Executive Officers” or “NEOs” for the purposes of the disclosure:

(a)	each individual who, during any part of the most recently completed financial year, served as the Company’s Chief Executive Officer or CEO, including an individual performing functions similar to a CEO;
(b)	each individual who, during any part of the most recently completed financial year, served as the Company’s Chief Financial Officer or CFO, including an individual performing functions similar to a CFO;
(c)	each of the three most highly compensated executive officers of the Company, including its subsidiaries, or the three highly compensated officers acting in a similar capacity, other than the CEO and CFO, at the end of the most recently completed financial year whose total compensation was more than C$150,000 for the fiscal year ended December 31, 2024; and
(d)	each individual who would be a Named Executive Officer under paragraph (c) but for the fact the individual was not an executive officer of the Company and was not acting in a similar capacity as of December 31, 2024.

Summary Compensation Table

The following table sets forth information concerning the total compensation for the three most recently completed financial years paid to the Named Executive Officers as of the most recently completed financial year. Dr. Menawat is the only officer of the Company that also serves as a director of the Company.

							Non-Equity Incentive
							Plan Compensation
							($)
			Share-		Option-		Annual	Long Term
			Based		Based		Incentive	Incentive	Pension	All Other	Total
		Salary	Awards		Awards		Plan	Plan	Value	Compensation(1)	Compensation
Name and Principal Position	Year	($)	($)		($)		($)	($)	($)	($)	($)
Arun Menawat	2024	514,439	595,395	(2)	1,185,443	(5)	167,737	—	—	—	1,948,575
Chief Executive Officer and Director	2023	370,244	454,079	(3)	—		65,625	—	—	—	889,948
	2022	343,750	364,503	(4)	—		208,125	—	—	—	916,378
Rashed Dewan(6)	2024	252,003	267,923	(2)	740,902	(5)	47,963	—	—	—	1,308,791
Chief Financial Officer	2023	195,173	454,079	(3)	—		20,004	—	—	—	669,256
	2022	206,146	291,602	(4)	—		44,228	—	—	—	541,976
Mathieu Burtnyk(6)	2024	252,003	178,615	(2)	938,475	(5)	47,963	—	—	—	1,417,056
Senior Vice-President, Product Leader TULSA-PRO	2023	195,173	181,631	(3)	—		20,004	—	—	—	396,808
	2022	206,146	291,602	(4)	—		39,955	—	—	—	537,703
Tom Tamberrino(7)	2024	66,456	—		987,869	(5)	—	—	—	—	1,054,325
Chief Commercial Officer	2023	—	—		—		—	—	—	—	—
	2022	—	—		—		—	—	—	—	—
Abbey Goodman(8)	2024	399,153	119,074	(2)	—		25,000	—	—	—	543,227
Chief Commercial Officer	2023	324,346	181,631	(3)	—		50,000	—	—	—	555,977
	2022	218,750	291,602	(4)	—		135,000	—	—	—	645,352

Notes:

(1)	Nil indicates that perquisites and other personal benefits did not exceed C$50,000 or 10% of the total salary of the NEO for the financial year.
(2)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$12.85.
(3)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$12.38.
(4)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$9.41.

(5)	Option based awards granted utilize the Black-Scholes option pricing model to determine the fair value. The input factors to determine the fair value were volatility 70%, exercise price C$11.14, interest rate 3.17% and expected life of 6 years. This methodology was chosen to be consistent with the accounting fair value used by the Company in its financial statements and since the Black-Scholes option pricing model is a commonly used methodology for valuing options which provides an objective and reasonable estimate of fair value.
(6)	Amounts paid in Canadian dollars and converted to United States dollars for reporting purposes. On December 31, 2024, the exchange rate for Canadian dollars expressed in United States dollars (as reported by the Bank of Canada) was C$1.00 = US$0.695.
(7)	Mr. Tamberrino joined the Company on October 14, 2024.
(8)	Ms. Goodman was terminated from her role as Chief Commercial Officer effective October 24, 2024.

Outstanding Option-Based and Share-Based Awards

The following table sets forth information with respect to the unexercised Options granted under the Share Option Plan and RSUs granted under the Company’s long-term incentive plan (the “LTIP”) to the NEOs that were outstanding as of December 31, 2024.

	Option-Based Awards				Share-Based Awards
	Number of			Value of		Market	Market
	Common			Unexercised	Number	Value of	Value of
	Shares	Option		In-the-	of RSUs	RSUs that	Vested RSUs
	Underlying	Exercise	Option	Money	that have	have not	not paid out
	Unexercised	Price	Expiration	Options	not	Vested	or Distributed
Name and Principal Position	Options	(C$)	Date	($)(6)	Vested	($)(7)	($)
Arun Menawat(1)	93,406	14.60	Aug 22, 2026	—
Chief Executive Officer and Director	1,650	13.50	Sep 15, 2026	—
	8,345	11.00	Nov 24, 2026	—
	35,439	11.00	Dec 21, 2026	—	70,001	525,428	—
	167,392	9.20	May 16, 2029	186,140
	98,573	17.44	May 20, 2030	—
	49,287	22.08	May 21, 2031	—
	240,000	11.14	Nov 18, 2034	—
Rashed Dewan(2)	3,000	15.00	Sept 8, 2025	—
Chief Financial Officer	5,000	13.50	July 19, 2026	—
	7,500	11.00	Nov 24, 2026	—
	4,500	8.50	Nov 16, 2027	7,193	56,668	425,350	—
	2,500	9.20	May 16, 2029	2,780
	27,667	17.44	May 20, 2030	—
	51,533	22.08	May 21, 2031	—
	150,000	11.14	Nov 18, 2034	—
Mathieu Burtnyk(3)	3,000	15.00	Sept 8, 2025	—
President	2,500	8.50	Nov 16, 2027	3,996
	42,000	9.20	May 16, 2029	46,704	36,668	275,230	—
	18,333	17.44	May 20, 2030	—
	30,867	22.08	May 21, 2031	—
	190,000	11.14	Nov 18, 2034	—
Tom Tamberrino(4)	200,000	11.14	Nov 18, 2034	—	—	—	—
Chief Commercial Officer
Abbey Goodman(5)	15,000	11.23	Nov 18, 2029	—
Chief Commercial Officer	10,000	15.15	Mar 12, 2030	—
	15,333	17.44	May 20, 2030	—	—	—	—
	53,696	22.08	May 21, 2031	—

Notes:

(1)	Dr. Menawat holds 694,092 Options, with 448,948 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(2)	Mr. Dewan holds 251,700 Options, with 96,329 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(3)	Dr. Burtnyk holds 286,700 Options, with 93,498 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(4)	Mr. Tamberrino holds 200,000 Options, with nil of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.

(5)	As of December 31, 2024, Ms. Goodman held 94,029 Options, with 94,029 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(6)	The value shown is the product of the number of Common Shares underlying the Option multiplied by the difference between the Common Share TSX closing price on December 31, 2024 of C$10.80 and the exercise price.
(7)	The value shown is the product of the number of outstanding RSUs multiplied by the Common Share TSX closing price on December 31, 2024 of C$10.80.

Incentive Plan Awards — Value Vested or Earned During the Year Ended December 31, 2024

The following table sets forth information with respect to the value of Options vested during the year ended December 31, 2024 as well as the cash bonuses granted to the NEOs during the year ended December 31, 2024.

			Non-Equity Incentive
	Option-Based Awards	Share-Based Awards	Plan Compensation
	Value Vested During	Value Vested During	Value earned during the
	Year	Year	year
Name and Principal Position	($)(1)	($)(2)	($)
Arun Menawat Chief Executive Officer and Director	—	595,395	167,737
Rashed Dewan Chief Financial Officer	—	267,923	47,963
Mathieu Burtnyk President	—	178,615	47,963
Tom Tamberrino Chief Commercial Officer	—	—	—
Abbey Goodman Chief Commercial Officer	—	119,074	25,000

Notes:

(1)	The value shown is the product of the number of Common Shares underlying the Options that vested during the year multiplied by the difference between the Common Share TSX closing price on the day the Options vested and the exercise price of the Options that vested.
(2)	The value shown is the product of the number of Common Shares underlying the RSUs that vested during the year multiplied by the Common Share TSX closing price on the day the RSUs vested.

Termination and Change of Control Benefits

Each of Dr. Menawat, Mr. Dewan, Dr. Burtnyk, Mr. Tamberrino and Ms. Goodman are a party to an executive employment agreement (the “Executive Employment Agreements”) with the Company. The Executive Employment Agreements have an indefinite term and contain standard confidentiality and non-solicitation provisions. Profound has agreed pursuant to the Executive Employment Agreements that each of Dr. Menawat, Mr. Dewan, Dr. Burtnyk, Mr. Tamberrino and Ms. Goodman will receive base salaries determined by the Board and may receive discretionary bonuses, grants of Options, grants of RSUs, reimbursement of expenses, benefits and certain perquisites as set forth in the Executive Employment Agreements, with the amounts paid in 2024 with respect to such matters set forth in the Summary Compensation Table.

The following table sets forth information with respect to the estimated aggregate dollar amount to which each current NEO would have been entitled if the event resulting in termination of employment occurred on December 31, 2024.

				Value of
				Bonus and		Value of
		Cash		other		Option
Name	Triggering Event	Payment		Benefits		Awards		Total Payout
Arun Menawat	Termination with cause/resignation	—	(1)	—		—	(2)	—

	Termination without cause/Termination with a change of control	$550,000	(4)	$440,000		$186,140	(2)	$1,176,140

Rashed Dewan	Termination with cause/resignation	—	(1)	—		—	(2)	—

	Termination without cause/Termination with a change of control	$300,000	(5)	$112,195	(3)	$9,973	(2)	$422,168

Mathieu Burtnyk	Termination with cause/resignation	—	(1)	—		—	(2)	—

	Termination without cause/Termination with a change of control	$150,000	(6)	$107,922	(3)	$50,700	(2)	$308,622

Tom Tamberrino	Termination with cause/resignation	—	(1)	—		—	(2)	—

	Termination without cause/Termination with a change of control	$150,000	(7)	—	(3)	—	(2)	$150,000

Abbey Goodman	Termination with cause/resignation	—	(1)	—		—	(2)	—

	Termination without cause/Termination with a change of control	$150,000	(8)	—	(3)	—	(2)	$150,000

Notes:

(1)	In the event of a termination for just cause or resignation, the Company shall have no further obligation to Dr. Menawat, Mr. Dewan, Dr. Burtnyk, Mr. Tamberrino or Ms. Goodman, as applicable, other than the payment of unpaid base salary, any bonus declared but not yet paid, plus all outstanding vacation pay and expense reimbursement.
(2)	The value shown is the product of the number of Common Shares underlying the vested Options multiplied by the difference between the Common Share TSX closing price on December 31, 2024 of C$10.80 and the exercise price.
(3)	The value shown is a sum of the semi annual cost of benefits and the average cash bonus paid in respect of the years ended December 31, 2024, 2023 and 2022.
(4)	If Dr. Menawat’s employment is terminated without cause, he is entitled to twelve months of pay of base salary in lieu of notice and an amount equal to the then current target annual bonus prorated based on the number of days elapsed in the calendar year until the date of termination as a percentage of the total number of days in such calendar year.
(5)	If Mr. Dewan’s employment is terminated without cause, he is entitled to the greater of: (i) twelve months’ notice; or (ii) the minimum notice (or pay in lieu) and minimum severance, if any, to which he would be entitled under employments standards legislation.
(6)	If Dr. Burtnyk’s employment is terminated without cause, he is entitled to six months’ notice and minimum severance, if any, to which he would be entitled under employments standards legislation.
(7)	If Mr. Tamberrino’s employment is terminated without cause, he is entitled to the greater of: (i) six months’ notice; or (ii) the minimum notice (or pay in lieu) and minimum severance, if any, to which he would be entitled under employments standards legislation.
(8)	Ms. Goodman was terminated from her role as Chief Commercial Officer effective October 24, 2024. In connection with her termination, Ms. Goodman received a cash payment of $150,000, equal to six months’ notice.

Director Compensation

The directors of the Company, other than the current CEO, were paid an annual fee of $50,000 for their services in respect of the financial year-ended December 31, 2024. The Chair of the Audit Committee is entitled to an additional annual fee of $5,000 and the Chair of the Human Resources and Corporate Governance Committee is entitled to an additional annual fee of $5,000. Audit Committee members are entitled to an additional annual fee of $2,500 and Human Resources and Corporate Governance Committee members are entitled to an additional annual fee of $2,500. Directors of the Company are also eligible to receive Options and/or deferred share units (“DSUs”) as an initial grant when joining the Board and on an annual basis. Except as set out below, directors are not eligible to receive other compensation.

Summary Compensation Table

The following table sets forth information concerning compensation paid to the non-executive directors for the year ended December 31, 2024.

		Option-based	Share-based	All Other
	Fees Earned	awards	awards	Compensation	Total
Name	($)	($)	($)(1)	($)	($)
Brian Ellacott	57,500	—	38,468	—	95,968
Cynthia Lavoie	52,500	—	38,468	—	90,968
Murielle Lortie	55,000	—	38,468	—	93,468
Arthur Rosenthal	57,500	—	38,468	—	95,968
Kris Shah	52,500	—	38,468	—	90,968

Notes:

(1)	The directors were granted 5,000 DSUs each. The value shown is the product of the number of DSUs issued multiplied by the Common Share TSX closing price on the grant date, November 18, 2024, of C$11.07.

Outstanding Option-Based and Share-Based Awards

The following table sets forth information with respect to the unexercised Options granted under the Share Option Plan and DSUs granted under the LTIP to the non-executive directors that were outstanding as of December 31, 2024.

	Option-Based Awards				Share-Based Awards
						Market
						or payout	Market or
	Number of			Value of		value of	payout value
	Common			Unexercised	Number	DSUs	of vested
	Shares	Option		In-the-	of DSUs	that have	DSUs not
	Underlying	Exercise	Option	Money	that have	not	paid out or
	Unexercised	Price	Expiration	Options	not	vested	distributed
Name	Options	(C$)	Date	($)(5)	Vested	($)	($)(6)
Brian Ellacott(1)	3,300	10.20	June 15, 2028	1,376
	10,000	11.23	Nov 18, 2029	—
	10,000	17.44	May 20, 2030	—	8,334	62,555	75,060
	10,000	22.08	May 21, 2031	—
Cynthia Lavoie(2)	10,000	28.16	March 3, 2031	—
	10,000	22.08	May 21, 2031	—	8,334	62,555	75,060
Murielle Lortie(3)	10,000	23.02	Dec 15, 2030	—
	10,000	22.08	May 21, 2031	—	8,334	62,555	75,060
Arthur Rosenthal(4)	3,300	10.20	June 15, 2028	1,376
	10,000	11.23	Nov 18, 2029	—
	10,000	17.44	May 20, 2030	—	8,334	62,555	75,060
	10,000	22.08	May 21, 2031	—
Kris Shah	—	—	—	—	8,334	62,555	75,060

Notes:

(1)	Mr. Ellacott holds 33,300 Options, with 32,264 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(2)	Dr. Lavoie holds 20,000 Options, with 18,345 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(3)	Ms. Lortie holds 20,000 Options, with 18,964 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(4)	Dr. Rosenthal holds 33,300 Options, with 32,264 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(5)	The value shown is the product of the number of Common Shares underlying the Option multiplied by the difference between the Common Share TSX closing price on December 31, 2024 of C$10.80 and the exercise price.
(6)	The value shown is the product of the number of outstanding DSUs multiplied by the Common Share TSX closing price on December 31, 2024 of C$10.80.

Incentive Plan Awards — Value Vested or Earned During the Year Ended December 31, 2024

The following table sets forth information with respect to the value of Options vested during the year ended December 31, 2024 as well as the cash bonuses granted to non-executive directors during the year ended December 31, 2024.

	Option-Based Awards	Share-Based Awards	Non-Equity Incentive Plan
	Value Vested During	Value Vested During the	Compensation Value
	Year	Year	earned during the year
Name	($)(1)	($)(2)	($)
Brian Ellacott	—	12,899	—
Cynthia Lavoie	—	12,899	—
Murielle Lortie	—	12,899	—
Arthur Rosenthal	—	12,899	—
Kris Shah	—	12,899	—

Notes:

(1)	The value shown is the product of the number of Common Shares underlying the Options that vested during the year multiplied by the difference between the Common Share TSX closing price on the day the Options vested and the exercise price of the Options that vested.
(2)	The value shown is the product of the number of Common Shares underlying the DSUs that vested during the year multiplied by the Common Share TSX closing price on the day the DSUs vested.

Share Option Plan

The Company’s amended and restated share option plan (the “Share Option Plan”) is administered by the Board which may, from time to time, delegate to a committee of the Board, all or any of the powers conferred to the Board under the Share Option Plan. The Share Option Plan was originally adopted by the Board on June 4, 2015, and then amended and restated on December 8, 2016 and again on July 13, 2018.

The amendments made on July 13, 2018 were as follows: (i) inclusion of the Insider Participation Limits (as defined herein); (ii) removal of TSX Venture Exchange (“TSXV”) required participation limits since the Company was no longer listed on the TSXV; (iii) clarification to the share reserve since the Company was listed on the TSX and pursuant to the Share Option Plan, the reserve changed from a fixed number to a fixed percentage as described below; (iv) inclusion of an additional amendment to the list of amendments that require Shareholder approval (being removing or exceeding the Insider Participation Limits); and (v) other amendments of a housekeeping nature.

The Share Option Plan provides that the Board may from time to time, in its discretion, grant to directors, officers, employees, consultants and any other person or entity engaged to provide ongoing services to the Company non-transferable Options, provided that the maximum number of Common Shares reserved for issuance under the Share Option Plan is equal to 13% of the issued and outstanding shares in the capital of the Company at the time of any Option grant. If any Option is exercised, cancelled, expired, surrendered or otherwise terminated for any reason, the number of Common Shares in respect of which the Option is exercised, cancelled, expired, surrendered or otherwise terminated, as the case may be, will again be available for purchase pursuant to Options granted under the plan. As at December 31, 2024, 1,326,573 Options have been granted under the Share Option Plan, which represents 4.4% of the issued and outstanding Common Shares of the Company as at December 31, 2024. As at December 31, 2024, 2,578,602 Options are available for grant under the Share Option Plan, which represents 8.6% of the issued and outstanding shares in the capital of the Company as at December 31, 2024.

The aggregate number of Common Shares that may be (i) issued to insiders of the Company within any one-year period, or (ii) issuable to insiders of the Company at any time, in each case, under the Share Option Plan alone or when combined with all other security-based compensation arrangements of the Company, cannot exceed 10% of the outstanding Common Shares (the “Insider Participation Limits”).

The Board shall determine the exercise price of the Options, provided that, it cannot be less than the Market Price of the Common Shares on the date of grant. For the purposes of the Share Option Plan, “Market Price” means the volume-weighted average price of the Common Shares on the stock exchange where the majority of trading volume and value of the Common Shares occurs, for the five trading days immediately preceding the relevant date on which the Market Price is to be determined.

The expiry date for an Option shall not be later than the 10th anniversary of the date an Option is granted, subject to the expiry date falling with a corporate blackout period or within 5 business days following the expiry of such a blackout period, in which case the expiry date will be extended to the 10th business day following the expiry of the blackout period.

Unless otherwise specified by the Board, each Option generally vests and becomes exercisable as to 1/4 on the first anniversary of the date of grant and as to 1/36 on the first day of each calendar month thereafter. The Board has the discretion to permit accelerated vesting of Options.

The Company does not provide any financial assistance to optionees to facilitate the purchase of Common Shares issued pursuant to the exercise of Options under the Share Option Plan. Options granted under the Share Option Plan are not transferable or assignable (except to an optionee’s estate) and no Options may be exercised by anyone other than the optionee or his or her legal representative during the lifetime of the optionee.

The Share Option Plan contains the following provisions regarding the exercise and cancellation of Options following a change in the employment status of an optionee. In the event of:

(a)	an optionee’s retirement, the optionee will continue to participate in the plan and each Option that has vested or that vests within 12 months following the retirement date continues to be exercisable until the earlier of the Option’s expiry date and the date that is 12 months from the retirement date, and any Options that have not been exercised by such time will immediately expire and be cancelled;
(b)	an optionee’s death or disability, each vested Option is exercisable until the earlier of the Option’s expiry date and 6 months following the date of death or disability, as applicable, and any Options that have not been exercised by such time will immediately expire and be cancelled;
(c)	a termination without cause for an employee optionee, or the termination by the Company or an affiliate of a consulting agreement or arrangement (other than for breach) or the death or disability of a consultant, each vested Option is exercisable until the earlier of the Option’s expiry date and 90 days following the date of termination, death or disability, as applicable, and any Options that have not been exercised by such time will immediately expire and be cancelled;
(d)	a termination for cause or resignation of an employee optionee, or the termination by the Company or an affiliate of a consulting agreement or arrangement (for breach) or the voluntary termination by the consultant, all Options (whether vested or unvested) terminate on the date of termination or resignation, as applicable; and
(e)	a director (who is not an employee or consultant) ceases to hold office, each vested Option is exercisable until the earlier of the Option’s expiry date and 60 days following the cessation date, and any Options that have not been exercised by such time will immediately expire and be cancelled.

The Board may from time to time, without notice and without Shareholder approval, amend, modify, change, suspend or terminate the Share Option Plan or any Options granted thereunder as it, in its discretion determines appropriate, provided, however, that no such amendment, modification, change, suspension or termination of the Share Option Plan or any Option granted thereunder may materially impair any rights of an optionee or materially increase any obligations of an optionee under the plan without the consent of the optionee, unless the Board determines such adjustment is required or desirable in order to comply with any applicable securities laws or stock exchange requirements. Amendments that can be made by the Board without Shareholder approval include, but are not limited to, housekeeping amendments, amendments to comply with applicable law or stock exchange rules, amendments necessary for Options to qualify for favorable treatment under applicable tax laws, amendments to the vesting provisions of the Share Option Plan or any Option, amendments to include or modify a cashless exercise feature, amendments to the termination or early termination provisions of the

Share Option Plan or any Option, and amendments necessary to suspend or terminate the Share Option Plan. Shareholder approval is required for the following amendments to be made to the Share Option Plan:

(a)	increase to the number of Common Shares reserved for issuance under the Share Option Plan, except pursuant to the provisions in the plan that permit the Board to make equitable adjustments in the event of transactions affecting the Company or its capital;
(b)	reduce the exercise price of an Option, except pursuant to the provisions in the plan that permit the Board to make equitable adjustments in the event of transactions affecting the Company or its capital;
(c)	extend the term of an Option beyond the original expiry date, except where an expiry date would have fallen within a blackout period or within 5 business days following the expiry of such a blackout period;
(d)	permit an Option to be exercisable beyond 10 years from its date of grant, except where an expiry date would have fallen within a blackout period;
(e)	permit Options to be transferred other than for normal estate settlement purposes;
(f)	remove or exceeds the Insider Participation Limits;
(g)	permit awards, other than the Options, to be granted under the Share Option Plan; or
(h)	delete or reduce the range of amendments which require Shareholder approval.

As required by section 613 of the TSX Company Manual, the Company’s annual burn rate, which represents the number of Options granted under the Share Option Plan divided by the weighted average number of Common Shares outstanding as at the end of a fiscal year, was 7.3% in 2022, 6.9% in 2023 and 5.4% in 2024.

Description of the Company’s LTIP

On May 20, 2020, the Shareholders approved the adoption of the LTIP. The LTIP is an incentive-based equity compensation plan that provides for the grant of RSUs and DSUs.

The RSUs may be granted to any director, officer, employee or consultant of the Company or any of its affiliates and any such person’s personal holding company, as designated by the Board in a resolution (the “RSU Participants”) upon the terms and conditions set forth in a grant agreement. The DSUs may be granted to any director of the Company who has been designated by the Company for participation in the LTIP and who has agreed to participate in the LTIP (the “DSU Participants”, together with the RSU Participants, the “Participants”), upon the terms and conditions set forth in a grant agreement. Subject to Board approval, once each fiscal year, a DSU Participant may elect to be paid up to 100% of this or her annual board retainer in the form of DSUs, with the remaining balance (if any) being paid in cash.

The LTIP was amended and restated by the Board on April 3, 2023, with respect to the revisions to the LTIP’s amendment provision intended to more closely track the TSX amendment provision requirements and governance best practices (as further described below). Other than the revisions to the amendment provision, none of the amendments made to the LTIP required Shareholder approval. The amendments made to the LTIP that did not require Shareholder approval include decreasing the maximum number of Common Shares issuable pursuant to the LTIP from 13% of the outstanding Common Shares to 4.9% of the outstanding Common Shares, provided that, the maximum number of Common Shares which may be reserved for issuance pursuant to all of the Company’s security-based compensation arrangements shall not in the aggregate exceed 13% of the issued and outstanding Common Shares including new non-employee director participation limits, including a new default vesting schedule for DSUs, permitting DSU Participants holding vested DSUs to elect settlement timing (subject to certain restrictions), providing the Company with the ability to elect whether vested DSUs are settled in Common Shares or cash, including a clawback provision, and other amendments of an administrative or “housekeeping” nature. These amendments do not require Shareholder approval because of the LTIP’s amendment provision that allows these amendments to be made without Shareholder approval.

The LTIP is intended to advance the interests of the Company by: (i) providing Participants with additional incentives; (ii) rewarding the performance of the Participants through the issuance of the Units; (iii) increasing the proprietary interest of the Participants in the success of the Company; (iv) encouraging the Participants to remain with the Company or its affiliates; and (v) attracting new directors, employees, officers and consultants to the Company or its affiliates.

The LTIP will be administered by the Board and the Human Resources and Corporate Governance Committee. The Board is responsible for, among other things, granting the RSUs to the RSU Participants, granting the DSUs to the DSU Participants, determining the terms of such grants, and interpreting the LTIP and all agreements entered into thereunder. Pursuant to the LTIP, the number of RSUs (including fractional RSUs) granted at any particular time will be calculated by dividing (i) the dollar amount of such grant by (ii) the market value of a Common Share on the applicable grant date, which is equal to the volume weighted average trading price of all Common Shares traded on the TSX (or other exchange where the Common Shares are listed) for the five (5) trading days immediately preceding such date (the “Market Value”). The number of DSUs (including fractional DSUs) granted at any particular time will be calculated by dividing (i) the dollar amount of such grant by (ii) the Market Value of a Common Share on the applicable grant date.

The RSUs will vest 1/3 on each of the first, second and third anniversary dates of the original grant, provided that the RSU Participant is continuously employed by or in service with the Company, or any of its affiliates, until the respective vesting date. The Board would have the option to add any performance-based vesting criteria at its discretion. After the RSUs have vested, a Canadian RSU Participant may deliver a settlement notice to the Company in respect of any or all vested RSUs it desires to settle. U.S. RSU Participants must settle any vested RSUs within 70 days after such RSUs vested unless otherwise specified in the grant agreement. The Company may elect to settle the vested RSUs in cash, in Common Shares issued from treasury, or a combination thereof. Since the form of settlement (i.e. cash and/or Common Shares) is at the option of the Company, all RSUs must settle no later than December 31 in the third calendar year following the year in which the services giving rise to the RSUs were rendered.

DSUs granted prior to April 3, 2023 and any DSUs that a director elects to receive in lieu of annual cash board retainers will vest on the DSU termination date, which is the date on which the DSU Participant ceases to be a director and, if applicable, an employee of the Company for any reason. DSUs granted on or after April 3, 2023 will vest 1/3 on each of the first, second and third anniversary dates of the original grant, provided that the DSU Participant is continuously in service with the Company, or any of its affiliates, until the respective vesting date.

After the DSUs have vested and following a DSU Participant ceasing to hold all positions with the Company, a Participant may elect when to settle the Participant’s vested DSUs (subject to certain restrictions) and the Company will elect to settle such DSUs in such DSU Participant’s notional account for cash, Common Shares issued from treasury, or a combination thereof. U.S. DSU Participant’s shall settle any vested DSUs within 70 days on the date from such DSU Participant incurs a “separation from service” within the meaning of Section 409A of U.S. Internal Revenue Code of 1986.

The maximum number of Common Shares which may be reserved for issuance under the LTIP cannot exceed 4.9% of the issued and outstanding Common Shares from time to time on a non-diluted basis (representing an aggregate of 1,471,951 Common Shares as at December 31, 2024), provided that the Board may make appropriate adjustments in the Common Shares issuable or amounts payable to preclude a dilution or enlargement of the benefits under the LTIP as a result of a consolidation, share split or similar change in the capital structure of the Company, subject to any required approval by any stock exchange or regulatory authority. As at December 31, 2024, an aggregate of 416,291 Units, representing approximately 1.4% of the issued and outstanding Common Shares, are outstanding under the LTIP. As at December 31, 2024, an aggregate of 1,055,660 Units, representing approximately 3.5% of the issued and outstanding Common Shares, are available for grant under the LTIP.

Certain other restrictions on grants apply, including that: (i) the number of Common Shares issuable to insiders (as a group), at any time, under the LTIP and any other security-based compensation arrangements, including the Share Option Plan, shall not exceed 10% of the Company’s issued and outstanding Common Shares; (ii) the number of Common Shares issued to insiders (as a group), within a one-year period, under the LTIP and any other security-based compensation arrangements cannot exceed 10% of the Company’s issued and outstanding Common Shares; and (iii) the Company is prohibited from granting to any individual non-employee director of the Company more than $150,000 worth of awards under any security-based compensation arrangement of the Company (with no more than $100,000 attributable to stock options) annually based on the grant date fair value of the Units, other than in respect of awards granted to non-employee directors in lieu of cash fees on a value for value basis.

Under the LTIP, the Company will not provide financial assistance to Participants in connection with the settlement of Units by Participants. Except as the Board may otherwise determine, if a RSU Participant ceases to be a RSU Participant for any reason, including, without limitation, as a result of his or her resignation, voluntary or involuntary termination (including with or without cause), retirement, disability, or death, any unvested RSUs held by such RSU Participant shall expire. Each DSU Participant is entitled to terminate his or her participation in the LTIP by filing a termination notice with the designated officer of the Company. Thereafter, any portion of such DSU Participant’s annual board retainer payable and all subsequent annual board retainers shall be paid in cash.

In no event may the rights or interests of a Participant under the LTIP be assigned, encumbered, pledged, transferred or alienated in any way, except to the extent that certain rights may pass to a beneficiary or legal representative upon death of a Participant, by will or by the laws of succession and distribution.

Any Unit which is subject to recovery, cancellation, forfeiture, revocation or recoupment under applicable laws, stock exchange listing requirements or policies adopted by the Company, including the Company’s clawback policy, will be subject to such deductions, cancellations, forfeitures, revocations, recoupments and clawbacks as may be required pursuant to such laws, stock exchange listing requirements or policies.

In the event of a change of control, merger, amalgamation, arrangement, business combination or other transaction pursuant to which the Common Shares of the Company are converted into, or exchanged for, other property, whether in the form of securities of another entity, cash or otherwise, any surviving or acquiring company must, (i) assume any Unit outstanding under the LTIP on substantially the same economic terms and conditions as the LTIP; or (ii) substitute or replace restricted share units and deferred share units, as applicable for those RSUs and DSUs outstanding under the LTIP on substantially the same economic terms and conditions. In the event any surviving or acquiring company neglects or refuses (as determined by the Board, acting reasonably) to assume any Units or to substitute or replace similar restricted share units and deferred share units, as applicable, for those outstanding RSUs and DSUs in connection with a such an event, then with respect to any Units held by Participants, the vesting of such Units will automatically accelerate and be fully vested. Additionally, the Board may, in its discretion: (a) terminate, conditionally or otherwise and on such terms as it sees fit, the RSUs not settled following successful completion of such event; and (b) accelerate, conditionally or otherwise and on such terms as it sees fit, the vesting of Units or otherwise modify the terms of the Units to assist the Participants to obtain the advantage of holding Common Shares during the event.

In the event of a potential change of control following a take-over bid, the Board may, in its discretion, conditionally or otherwise and on such terms as it sees fit, accelerate the vesting of all of a Participant’s unvested Units to a date prior to the expiry date of such take-over bid or offer, such that all of a Participant’s Units will immediately vest at such time. In such event, all RSUs so vested may be settled conditionally or otherwise, from such date until their respective expiry date so as to permit the Participant to tender the Common Shares received upon such settlement pursuant to the take-over bid or offer.

The Board may make certain amendments to the LTIP or to any Unit outstanding thereunder without seeking shareholder approval, including, but not limited to, housekeeping amendments, amendments to comply with applicable law or stock exchange rules, amendments necessary for Units to qualify for favorable treatment under applicable tax laws, amendments to the vesting provisions of the LTIP or any Unit, amendments to the termination or early termination provisions of the LTIP or any Unit, and amendments necessary to suspend or terminate the LTIP. Only the following types of amendments will not be able to be made without obtaining shareholder approval:

●	increasing the number of Common Shares reserved for issuance under the LTIP (other than as a result of a share split or similar change in the capital structure of the Company);
●	permitting awards to be transferred or assigned other than for normal estate settlement purposes;
●	permitting the introduction or reintroduction of non-employee directors as participants on a discretionary basis or increasing limits previously imposed on non-employee director participation;
●	removing or exceeding the participation limits on insiders;
●	amendments which delete or reduce the range of amendments which require approval by the Shareholders; and

●	amendments required to be approved by shareholders under applicable laws or the rules, regulations and policies of any stock exchange on which the Common Shares are listed.

As required by section 613 of the TSX Company Manual, the Company’s annual burn rate, which represents the number of Units granted under the LTIP divided by the weighted average number of Common Shares outstanding as at the end of a fiscal year, was 2.4% in 2022, 2.7% in 2023 and 1.7% in 2024.

Policies and Practices Related to the Grant of Certain Equity Awards

Our equity awards, including stock options, are granted in connection with regularly scheduled meetings of the Human Resources and Corporate Governance Committee and the Board which are scheduled in March and August after the release of our quarterly financial results for the prior quarter. Our trading black-out period normally lifts after two trading days following such release of information. The Human Resources and Corporate Governance Committee may also grant equity awards to individuals upon hire or promotion to executive officer positions, which awards are granted on a quarterly basis. These equity awards are not granted during any trading black-out periods. The Human Resources and Corporate Governance Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 7, 2025 for:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

The percentage of beneficial ownership in the table below is based on 30,039,809 common shares outstanding as of March 7, 2025. Options to purchase common shares that are exercisable within 60 days of March 7, 2025 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all common shares beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Profound Medical Corp., 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, L4W5K5.

	Shares Beneficially	Percentage of Shares
Name of Beneficial Owner	Owned	Beneficially Owned
Greater than 5% Stockholders:
Neil Gagnon (Gagnon Securities LLC)(1)	3,346,743	11.2%
Named Executive Officers and Directors:
Arun Menawat(2)	1,016,502	3.3%
Rashed Dewan(3)	147,462	0.5%
Mathieu Burtnyk(4)	128,324	0.4%
Tom Tamberrino(5)	13,333	0.0%
Brian Ellacott(6)	101,300	0.3%
Cynthia Lavoie(7)	25,798	0.1%
Murielle Lortie(8)	22,948	0.1%
Arthur Rosenthal(9)	50,600	0.2%
Kris Shah	—	0.0%
All current executive officers and directors as a group (9 persons)	2,544,421	8.3%

Notes:

(1)

Based on the Schedule 13G/A filed by Gagnon Securities LLC on January 23, 2025. Consists of shares held by Gagnon Securities LLC, Gagnon Advisors, LLC and Neil Gagnon. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC and may be deemed to share voting power with respect to 1,771,667 shares and dispositive power with respect to 1,920,060 shares held in customer accounts of Gagnon Securities LLC. Gagnon Securities LLC and Mr. Gagnon expressly disclaim beneficial ownership of all securities held in the accounts. Mr. Gagnon is the Chief Executive Officer of Gagnon Advisors, LLC. Mr. Gagnon and Gagnon Advisors, in its role as investment manager to Gagnon Investment Associates, LLC (“GIA”), a private investment fund, may be deemed to share voting and dispositive power with respect to the 896,671 shares held by GIA. Gagnon Advisors and Mr. Gagnon expressly disclaim beneficial ownership of all securities held by GIA. The business address of each of these entities or individuals 1370 Ave. of Americas, 26th Floor, New York, NY 10019.

(2)

Consists of (i) 563,448 common shares held by Dr. Menawat, (ii) options to purchase 453,054 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Dr. Menawat.

(3)

Consists of (i) 46,839 common shares held by Mr. Dewan, (ii) options to purchase 100,623 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Mr. Dewan.

(4)

Consists of (i) 32,252 common shares held by Dr. Burtnyk, (ii) options to purchase 96,072 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Dr. Burtnyk.

(5)	Consists of 13,333 common shares held by Mr. Tamberrino.
(6)

Consists of (i) 68,000 common shares held by Mr. Ellacott, (ii) options to purchase 33,300 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Mr. Ellacott.

(7)

Consists of (i) 6,000 common shares held by Dr. Lavoie, (ii) options to purchase 19,798 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Dr. Lavoie.

(8)

Consists of (i) 3,150 common shares held by Ms. Lortie, (ii) options to purchase 19,798 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Ms. Lortie.

(9)

Consists of (i) 17,300 common shares held by Dr. Rosenthal, (ii) options to purchase 33,300 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 7, 2025 held by Dr. Rosenthal.

Securities Authorized for Issuance under Equity Incentive Plans

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

	Number of securities to		Weighted-average			Number of securities
	be issued upon exercise		exercise price of			remaining available for
	of outstanding options,		outstanding options,			future issuance under
Plan Category	warrants and rights		warrants and rights			equity compensation plans
Equity compensation plans approved by securityholders	2,707,443	(1)	C$	14.13 per Common Share	(2)	1,197,732	(3)
Equity compensation plans not approved by securityholders	—			—		—
Total	2,707,443		C$	14.13 per Common Share		1,197,732	(4)

Notes:

(1)	Consists of options to purchase 2,291,152 Common Shares outstanding under the Share Option Plan, and 416,291 Common Shares subject to RSUs and DSUs outstanding under the LTIP as of December 31, 2024.
(2)	Reflects the weighted-average exercise price of options to purchase Common Shares outstanding as of December 31, 2024.
(3)	Consists of 798,023 Common Shares reserved under the Share Option Plan, and 399,709 Common Shares reserved under the LTIP as of December 31, 2024.
(4)

The aggregate maximum number of Common Shares that may be issued under the LTIP may not exceed 4.9% of the issued and outstanding Common Shares from time to time on a non-diluted basis. The aggregate maximum number of Common Shares that may be issued under the Share Option Plan, together with all other security-based compensation arrangements of the Company, is limited to 13% of the issued and outstanding Common Shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under existing SEC rules, some transactions, commonly referred to as “related party transactions,” are required to be disclosed to shareholders, including any transactions in which we have been a participant, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets as of December 31, 2023 and 2024, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

We are not aware of any related party transactions or series of similar transactions to which we have been or will be a party since January 1, 2023, other than compensation arrangements, which are described where required under the “Compensation of Named Executive Officers” and “Director Compensation” sections above.

Policies and Procedures for Related Party Transactions

We have adopted a written policy that requires all transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by the Audit Committee. Any request for such a transaction must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of our annual financial statements for the years ended December 31, 2024 and December 31, 2023, and fees billed for other services rendered by PwC during those periods:

		Audit Related
Financial Year Ending	Audit Fees(1)	Fees	Tax Fees(2)	All Other Fees
December 31, 2023	$583,000	$—	$75,000	$—
December 31, 2024	$386,000	$—	$69,000	$—

Notes:

(1)	Audit fees includes annual audit, quarterly reviews and work performed in relation to offerings.
(2)	Tax fees includes fees related to annual tax returns and scientific research credit return along with tax and transfer pricing advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding current financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm but these fees may include permitted advisory services and license fees associated with an accounting research tool.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:
Item 15(a)(1) and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
4.1	Description of Securities	X
4.2	Specimen Share Certificate	X
10.1+	Employment Agreement, dated January 1, 2020, as amended, by and between the Company and Arun Menawat	X
10.2+	Employment Agreement, dated October 14, 2024, by and between the Company and Tom Tamberrino	X
10.3+	Amended and Restated Employment Agreement, dated August 23, 2019, as amended, by and between the Company and Rashed Dewan	X
10.4+	Amended and Restated Employment Agreement, dated August 20, 2019, as amended, by and between the Company and Mathieu Burtnyk	X
10.5+	Profound Medical Corp. Long Term Incentive Plan		Form S-8 (Exhibit 99.1)	5/20/2020	333-238528
10.6+	Profound Medical Amended and Restated Share Option Plan		Form S-8 (Exhibit 99.1)	11/7/2019	333-234574
10.7	Amended and Restated Technology License Agreement, dated May 16, 2011, by and between the Company and Sunnybrook Health Sciences Centre	X
10.8	Siemens Agreement dated January 23, 2019. between the Company and Siemens Healthcare GmbH	X
10.9*	Amended and Restated Credit Agreement, dated March 3, 2025, between the Company and Canadian Imperial Bank of Commerce	X
19	Profound Medical Corp. Corporate Disclosure, Confidentiality and Trading in Securities by Directors, Officers, Employees and Consultants Policy	X
21	Subsidiaries of the Company	X

23.1	Consent of Independent Registered Public Accountant	X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97+	Profound Medical Corp.’s Clawback Policy		Form 40-F (Exhibit 97.0)	3/7/2024	001-39032
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	X
+	Management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
†

The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFOUND MEDICAL CORP.

Date:	March 7, 2025	By:	/s/ Arun Menawat
Arun Menawat
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Arun Menawat	Chief Executive Officer and Director	March 7, 2025
	Arun Menawats	(principal executive officer)

By:	/s/ Rashed Dewan	Chief Financial Officer	March 7, 2025
	Rashed Dewan	(principal financial officer and principal accounting officer)

By:	/s/ Brian Ellacott	Director	March 7, 2025
Brian Ellacott

By:	/s/ Cynthia Lavoie	Director	March 7, 2025
Cynthia Lavoie

By:	/s/ Murielle Lortie	Director	March 7, 2025
Murielle Lortie

By:	/s/ Arthur Rosenthal	Director	March 7, 2025
Arthur Rosenthal

By:	/s/ Kris Shah	Director	March 7, 2025
Kris Shah