Form 10-Q
period 2025-03-31
Profound Medical Corp.
filed 2025-05-08
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (647) 476-1350

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value Per Share	PROF	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2025, the registrant had 30,053,142 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
	$	$
Assets

Current assets:
Cash	46,433	54,912
Trade and other receivables, net (note 3)	5,966	7,045
Inventory (note 4)	6,795	5,801
Prepaid expenses and deposits	718	1,307
Total current assets	59,912	69,065

Property and equipment, net (note 5)	309	425
Intangible assets, net (note 6)	214	261
Right-of-use assets, net	342	396
Deferred tax assets, net	87	87
Total assets	60,864	70,234

Liabilities

Current liabilities:
Accounts payable	1,048	1,317
Accrued expenses and other current liabilities (note 7)	3,350	2,835
Deferred revenue	636	419
Long-term debt (note 8)	—	1,737
Lease liabilities	261	257
Total current liabilities	5,295	6,565

Deferred revenue	85	49
Long-term debt (note 8)	4,486	2,924
Lease liabilities	136	203
Other non-current liabilities	72	71
Total liabilities	10,074	9,812

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 30,053,142 and 30,039,809 issued and outstanding at March 31, 2025 and December 31, 2024, respectively (note 9)	281,641	281,552
Additional paid-in capital	22,198	21,298
Accumulated other comprehensive income	2,845	2,742
Accumulated deficit	(255,894)	(245,170)
Total shareholders’ equity	50,790	60,422

Total liabilities and shareholders’ equity	60,864	70,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
	$	$
Revenue (note 11)
Recurring - non-capital	1,801	1,439
Capital equipment	820	—
	2,621	1,439
Cost of sales	768	573
Gross profit	1,853	866

Operating expenses
Research and development	4,808	3,945
Selling, general and administrative	8,211	4,798
Total operating expenses	13,019	8,743

Operating loss	11,166	7,877

Other (income) expenses
Net finance (income) expense	(445)	(462)
Net foreign exchange (gain) loss	(38)	(870)
Total other (income) expenses	(483)	(1,332)

Net loss before income taxes	10,683	6,545

Income tax expense	41	40
Total income tax expense	41	40

Net loss attributed to shareholders for the period	10,724	6,585

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	(103)	969

Net loss and other comprehensive loss for the period	10,621	7,554

Loss per share (note 12)
Basic and diluted net loss per common share	0.36	0.27
Basic and diluted weighted average common shares outstanding	30,041,735	24,295,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422

Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 10)	13,333	89	(89)	—	—	—
Share-based compensation (note 10)	—	—	989	—	—	989
Balance - March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance – December 31, 2023	21,370,565	222,205	20,808	5,565	(217,354)	31,224

Net loss for the period	—	—	—	—	(6,585)	(6,585)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(969)	—	(969)
Shares issued in public offering and private placement	3,058,334	21,079	—	—	—	21,079
Share-based compensation (note 10)	—	—	767	—	—	767
Balance – March 31, 2024	24,428,899	243,284	21,575	4,596	(223,939)	45,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
	$	$
Cash flows from operating activities
Net loss for the period	(10,724)	(6,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	116	199
Amortization of intangible assets (note 6)	47	51
Non-cash lease expense adjustment	(9)	(11)
Share-based compensation (note 10)	989	767
Interest and accretion expense	48	169
Change in amortized cost of trade and other receivables	—	(68)
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	1,090	1,325
Inventory (note 4)	(984)	(180)
Prepaid expenses and deposits	592	467
Accounts payable, accrued expenses and other liabilities (note 7)	300	(570)
Deferred revenue	252	(107)
Income taxes payable	—	14
Net cash used in operating activities	(8,283)	(4,529)

Cash flows from financing activities
Repayments of long-term debt (note 8)	(290)	(623)
Issuance of commons shares (note 10)	—	22,938
Payments of financing costs (note 10)	—	(1,859)
Net cash provided by (used in) financing activities	(290)	20,456

Net increase (decrease) in cash and cash equivalents	(8,573)	15,927
Effect of exchange rate changes on cash	94	(960)
Cash, beginning of period	54,912	26,213
Cash, end of period	46,433	41,180

Supplemental cash flow information:
Interest paid, included in financing activities	56	159
Income taxes paid, included in operating activities	11	14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Basis of preparation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP). The condensed consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

Unaudited interim condensed financial statements

The accompanying balance sheet as of March 31, 2025, the statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2025 and 2024, and the statements of shareholders’ equity as of March 31, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2025, and the three months ended March 31, 2025 and 2024, are also unaudited. The accompanying balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 7, 2025.

The unaudited interim condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2025, and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Company’s Annual Report dated March 7, 2025.

Use of estimates

The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited interim condensed consolidated financial statements include, but are not limited to, assumptions related to the valuation of inventory, the determination of the amortized cost of trade and other receivables, determination of expected credit loss, and the valuation of stock options. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The FASB issued ASU 2024-03 in November 2024 and ASU 2025-01 in January 2025 clarifying the effective date of ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31,	December 31,
	2025	2024
	$	$
Trade receivables, gross	4,832	5,245
Contract assets, gross	565	1,340
Trade receivables and contract assets	5,397	6,585
Allowance for expected credit losses	(105)	(158)
Trade receivables, net	5,292	6,427
Tax receivables	499	308
Other receivables	175	310
Total trade and other receivables, net	5,966	7,045

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	March 31,	December 31,
	2025	2024
	$	$

Balance - Beginning of the period	158	76
Provision for allowance for expected credit losses	(53)	82
Balance - End of the period	105	158

4	Inventory

Inventory as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31,	December 31,
	2025	2024
	$	$
Finished goods	4,631	3,837
Raw materials	2,164	1,964
Inventory	6,795	5,801

During the three months ended March 31, 2025, $660 (three months ended March 31, 2024 - $437) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
	$	$
Leasehold improvements	542	542
Equipment under operating lease	1,705	2,273
Total	2,247	2,815
Accumulated depreciation	(1,938)	(2,390)
Property and equipment, net	309	425

Depreciation expense for the three months ended March 31, 2025 was $116 (three months ended March 31, 2024 - $199). During the three months ended March 31, 2025, the Company sold $78 (three months ended March 31, 2024 - $nil) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of March 31, 2025 and December 31, 2024 consist of:

		March 31,			December 31,
		2025			2024
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	4.4	231	(147)	84	231	(142)	89
Software	0.8	978	(848)	130	978	(806)	172
		1,209	(995)	214	1,209	(948)	261

The Company has a license agreement (the license) with Sunnybrook Health Sciences Centre (Sunnybrook), pursuant to which Sunnybrook licenses to the Company certain intellectual property and exclusively licensed-in rights that enable the Company to use Sunnybrook’s technology for MRI-guided trans-urethral ultrasound therapy. The Company has the option to acquire rights to improvements to the relevant technology and intellectual property. If the Company fails to comply with any of its obligations or otherwise breaches this agreement, Sunnybrook may have the right to terminate the license.

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
	$	$
Accrued employee compensation	1,972	706
Clinical trials	423	325
Other general accruals	955	1,804
Accrued expenses and other current liabilities	3,350	2,835

8	Long-term debt

On March 3, 2025, the Company entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to Profound. This was accounted for as a modification of debt whereby a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains financial covenants whereby unrestricted cash is at all times greater than EBITDA for the most recent nine-month period, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same time period in the prior fiscal year, reported on a quarterly basis. The obligations are secured by, inter alia, a general security agreement over the assets and the assets of the Company’s subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to the Company to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that Profound may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion. The Company is in compliance with these financial covenants as at March 31, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated cash levels.

	March 31,	December 31,
	2025	2024
	$	$
Balance - Beginning of period	4,661	7,104
Interest expense	104	600
Interest paid	(56)	(582)
Foreign exchange	67	(483)
Repayment	(290)	(1,978)
Balance - End of period	4,486	4,661
Less: Current portion	—	1,737
Long-term portion	4,486	2,924

9	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	March 31,	December 31,
	2025	2024
Issued and outstanding (with no par value)	$	$
30,053,142 (December 31, 2024 2023 – 30,039,809) common shares	281,641	281,552

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

10	Share-based payments

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The maximum number of common shares reserved for issuance under the share option plan and the long-term incentive plan is 3,905,175 common shares or such other number as may be approved by the holders of the voting shares of the Company.

As at March 31, 2025, 2,111,036 (December 31, 2024 – 2,291,152) options are outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as at those dates are set forth below:

		Weighted
		average
		exercise
	Number	price
	of options	C$
Balance – December 31, 2024	2,291,152	14.13
Granted	7,200	9.87
Forfeited/expired	(187,316)	18.14
Balance – March 31, 2025	2,111,036	13.76
Exercisable - March 31, 2025	1,174,052	15.71
Expected to vest - March 31, 2025	2,111,036	13.76

The Company estimated the fair value of the share options granted during the period using the Black-Scholes option pricing model with the weighted average assumptions below. The Company estimated the expected future stock price volatility for its common stock by using its historical volatility based on daily price observations for the most recent historical period equal to the length of the instrument’s expected life of options.

March 19,
Grant date	2025
Exercise price	C$9.87
Expected volatility	68%
Expected life of options	6 years
Risk-free interest rate	2.85%
Dividend yield	—

The weighted average grant date fair values of share options granted for the three months ended March 31, 2025 were C$6.32 (three months ended March 31, 2024 - C$7.01).

Long-term incentive plan

Effective May 17, 2023, the Company adopted the amended long term incentive plan (the LTIP). The LTIP is an incentive-based equity compensation plan that provides for the grant of restricted share units (the RSUs) and deferred share units (the DSUs, together with the RSUs, the Units). The maximum number of units which may be reserved for issuance under this LTIP in respect of grants of RSUs and DSUs shall not exceed 4.9% of the issued and outstanding common shares on a non-diluted basis, provided that, the maximum number of shares which may be reserved for issuance pursuant to all of the Company’s security-based compensation arrangements shall not in the aggregate exceed 13% of the issued and outstanding common shares on a non-diluted basis. The Company may grant Units to officers, directors or employees of the Company. Each Unit represents the right to receive one common share in accordance with the terms of the LTIP. The number of Units granted at any particular time will be calculated by dividing the dollar amount of such grant by the market value of a common share on the applicable grant date, which is equal to the volume weighted average trading price of all common shares traded on the TSX (or other exchange where the Common Shares are listed) for the five trading days immediately preceding such date. RSUs and DSUs granted under the LTIP vest over a period of up to three years.

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance – December 31, 2024	324,621	11.18
Granted	242,000	10.03
Vested	(13,333)	11.27
Forfeited	(14,334)	9.53
Balance – March 31, 2025	538,954	10.70

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2024	91,670	10.40
Balance – March 31, 2025 and December 31, 2024	91,670	10.40

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	$	$
Share options	633	169
RSUs	242	489
DSUs	114	109
Share-based compensation	989	767

Cost of sales	3	15
Research and development	273	167
Selling, general and administrative	713	585
Share-based compensation	989	767

11	Revenue

The following table provides information about disaggregated revenue by products and services:

	For the three months ended March 31, 2025
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	1,521	280	1,801
Capital equipment	820	—	820
	2,341	280	2,621

	For the three months ended March 31, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	1,219	220	1,439
	1,219	220	1,439

12	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
	$	$
Net loss for the period	$10,724	$6,585
Weighted average number of common shares	30,041,735	24,295,749
Basic and diluted loss per share	$0.36	$0.27

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,111,036 (March 31, 2024 – 1,490,859) share options, 538,954 (March 31, 2024 – 511,730) RSUs, and 91,670 (March 31, 2024 – 75,000) DSUs are not included in the calculation of diluted loss per share for the period ended March 31, 2025, 1,174,052 (March 31, 2024 – 1,273,347) were exercisable.

13	Segment reporting

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

The following tables represent total revenue by geographic area, based on the location of the location of the reporting entity for the three months ended March 31, 2025 and 2024, respectively:

	For the three months ended March 31, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	282	1,293	226	1,801
Capital equipment	570	250	—	820
	852	1,543	226	2,621

	For the three months ended March 31, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	104	1,158	177	1,439
	104	1,158	177	1,439

The following tables represent other geographic information for the three months ended March 31, 2025 and the year ended December 31, 2024:

	For the period ended March 31, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	49,910	6,265	1,815	115	2,759	60,864
Intangible assets	214	—	—	—	—	214
Property and equipment	79	230	—	—	—	309
Right-of-use assets	342	—	—	—	—	342
Amortization of intangible assets	47	—	—	—	—	47
Depreciation of property and equipment	13	103	—	—	—	116

	For the year ended December 31, 2024
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	58,743	6,351	1,661	92	3,387	70,234
Intangible assets	261	—	—	—	—	261
Property and equipment	93	332	—	—	—	425
Right-of-use assets	396	—	—	—	—	396
Amortization of intangible assets	229	—	—	—	—	229
Depreciation of property and equipment	66	641	—	—	—	707

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to Profound Medical Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Unless stated otherwise, all references to “$” are to United States dollars in thousands and all references to “C$” are to Canadian dollars in thousands.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following selected financial information as at and for the three months ended March 31, 2025 and 2024 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the three months ended March 31,
	2025	2024
	$	$
Revenue	2,621	1,439
Operating expenses	13,019	8,743
Other (income) expense	(483)	(1,332)
Net loss for the period	10,724	6,585
Basic and diluted loss per share	0.36	0.27

	For the three months ended
	March 31,
	2025	2024	Change
	$	$	$	%
Revenue	2,621	1,439	1,182	82%
Cost of sales	768	573	195	34%
Gross profit	1,853	866	987	114%
Gross margin	71%	60%

Expenses
Research and development	4,808	3,945	863	22%
Selling, general and administrative	8,211	4,798	3,413	71%
Total operating expenses	13,019	8,743	4,276	49%

Other (income) expense
Net finance (income) expense	(445)	(462)	17	(4)%
Net foreign exchange (gain) loss	(38)	(870)	832	(96)%
Total other (income) expense	(483)	(1,332)	849	(64)%

Net loss before income taxes	10,683	6,545	4,138	63%

Income taxes	41	40	1	3%

Net loss attributed to shareholders for the period	10,724	6,585	4,139	63%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(103)	969	(1,072)	(111)%
Net loss and comprehensive loss for the period	10,621	7,554	3,067	41%

Loss per share
Basic and diluted net loss per common share	0.36	0.27	0.09	33%
Basic and diluted weighted average common share outstanding	30,041,735	24,295,749

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

For the three months ended March 31, 2025, we recorded revenue totaling $2,621, consisting of $820 from the one-time sale of capital equipment and $1,801 from recurring – non-capital revenue. For the three months ended March 31, 2024, we recorded revenue of $1,439, consisting entirely of recurring – non-capital revenue. The increase of $1,182, or 82%, in revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was the result of higher recurring revenue in the United States and capital sales overseas during the first quarter of 2025.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended March 31, 2025, we recorded a cost of sales of $768, related to the sale of medical devices, capital and non-capital, which reflects a 71% gross profit. For the three months ended March 31, 2024, we recorded a cost of sales of $573, related to the sale of medical devices, which reflects a 60% gross profit. The increase of $195, or 34%, in cost of sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was the result of different product combination whereby more capital equipment was sold which contains a higher margin. The gross profit was higher in the three months ended March 31, 2025 by $987, or 114%, due to manufacturing operating at higher efficiency rates based on improvements that have been implemented and the growth in the number of capital systems sold.

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

For the three months ended March 31, 2025, R&D expenses increased by $863, or 22%, to $4,808 compared to $3,945 for the three months ended March 31, 2024. The increase in R&D expenses was largely due to increased headcount, increased enrolment for the CAPTAIN trial and recruitment efforts, and higher material expenditures due to spending on R&D initiatives to increase compatibility with MRI scanners, reduce design costs and improve efficiencies. These expenses promote the ongoing development and improvement of the products while further strengthening the commitment to a reliable and customizable product.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the three months ended March 31, 2025 increased by $3,413, or 71%, to $8,211 compared to $4,798 for the three months ended March 31, 2024. The increase in SG&A was due to increased sales force and commission payments, increased travel for conferences, and costs associated with hosting our educational event Pro-Talk Live in February 2025.

Net finance (income) expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; (ii) interest income from cash and cash equivalents; (iii) the lease liability interest expense; and (iv) the interest income on trade and other receivables.

Net finance (income) expense decreased $17 to ($445) during the three months ended March 31, 2025, compared to $(462) during the three months ended March 31, 2024. The decrease in net finance (income) expense was due to decrease in interest income from cash and cash equivalents.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $46,433 compared to $54,912 as of December 31, 2024. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Credit Agreement (as defined below).

Based on our current operating plans, we expect that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of these unaudited consolidated financial statements. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Use of Proceeds

2024 Public Offering

We received net proceeds of $36,132 from our public offering completed on December 10, 2024 (the “2024 Public Offering”). We intend to use net proceeds from the 2024 Public Offering to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the SONALLEVE system globally and for working capital and general corporate purposes. In addition, there have been no material adjustments to the cost or timing of the business objective previously disclosed in such prospectus supplement.

Total spending of proceeds
from the 2024 Public
Offering as of
March 31, 2025
$
TULSA-PRO commercialization	7,060
Sonalleve development and commercialization	2,541
Working capital and general corporate purposes	2,560
Total	12,161

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

On March 3, 2025, we entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to us. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains certain financial covenants, and the obligations thereunder are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to us to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
	$	$
Cash provided by (used in) operating activities	(8,283)	(4,529)
Cash provided by (used in) financing activities	(290)	20,456
Foreign exchange on cash	94	(960)
Net increase (decrease) in cash	(8,479)	14,967

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $(8,283). The principal use of the operating cash flows during the period related to a net loss of $10,724 and an increase in net operating assets and liabilities of $1,250 and an increase in non-cash charges of $1,191. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel, clinical trial costs and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash provided by (used in) operating activities for the three months ended March 31, 2024 was $(4,529). The principal use of the operating cash flows during the period related to a net loss of $6,585 and an increase in net operating asset and liabilities of $949 and by non-cash charges of $1,107. The cash used in operating expenses was primarily due to the increased sales and marketing efforts in the US and overall consulting and legal fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2025 was $(290) primarily from the repayments of long-term debt principal.

Net cash provided by (used in) financing activities for the three months ended March 31, 2024 was $20,456 primarily from the proceeds from the issuance of common shares of $21,079, net of issuance costs, which were offset by the $623 repayments of long-term debt.

Foreign Exchange on Cash

Cash was impacted by the change in the foreign exchange rates for the Company’s foreign currency denominated cash (non-USD). The value of our currencies decreased, resulting in a decrease in our cash holdings.

Funding Requirements

Based on our current operating plans, we expect that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of these unaudited consolidated financial statements. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2024. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K dated March 7, 2025.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report. on Form 10-K, which was filed with the SEC on March 7, 2025.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In conjunction with the preparation of the Company’s financial statements for the year ended December 31, 2024, and specifically in connection with the recognition of revenue under ASC 606, Revenue from contracts with customers, management determined that the controls over the review of contract terms and arrangements with customers did not operate effectively during 2024. This material weakness resulted in audit adjustments to revenue, trade and other receivables and prepaid expenses, deposits and other assets, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2024. Management considered these adjustments to constitute a material weakness that required remediation.

During the three months ended March 31, 2025, we have taken steps of implementing our remediation plans with respect to the material weakness identified in our internal control over financial reporting. Specifically, in an effort to address the identified material weakness and enhance our internal controls related to revenue recognition, management has commenced efforts to expand the finance team to include more Chartered Professional Accountants (CPAs) with technical expertise and experience in evaluating more complex areas of US GAAP, specifically contract terms and arrangements with customers, and engaged third-party consultants to assist with assessing the accounting for more complex revenue contracts, as necessary. Management’s efforts are ongoing and its remediation plan is expected to be completed during 2025.

While we believe that these efforts will improve our internal control over financial reporting in accordance with U.S. GAAP and SEC reporting requirements, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. This material weakness could result in misstatements of the company’s financial statement accounts and disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to establish and maintain effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2025 (the “2024 Annual Report”). There have been no material changes to the risk factors described in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
10.1	Amended and Restated Credit Agreement, dated March 3, 2025, between the Company and Canadian Imperial Bank of Commerce		Form 10-K (Exhibit 10.9)	3/7/2025	001-39032
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	X
*	Filed herewith.

†The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFOUND MEDICAL CORP.

Date:May 8, 2025	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date:May 8, 2025	By:	/s/ Rashed Dewan
Name: Rashed Dewan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)