Form 10-Q
period 2025-06-30
Profound Medical Corp.
filed 2025-08-14
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 30,053,142 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2025

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
	$	$
Assets

Current assets:
Cash	35,195	54,912
Trade and other receivables, net (note 3)	4,898	7,045
Inventory (note 4)	8,353	5,801
Prepaid expenses and deposits	365	1,307
Total current assets	48,811	69,065

Property and equipment, net (note 5)	278	425
Intangible assets, net (note 6)	175	261
Right-of-use assets, net	303	396
Deferred tax assets, net	101	87
Total assets	49,668	70,234

Liabilities

Current liabilities:
Accounts payable	949	1,317
Accrued expenses and other current liabilities (note 7)	3,802	2,835
Deferred revenue	694	419
Long-term debt (note 8)	—	1,737
Lease liabilities	279	257
Total current liabilities	5,724	6,565

Deferred revenue	74	49
Long-term debt (note 8)	4,462	2,924
Lease liabilities	72	203
Other non-current liabilities	77	71
Total liabilities	10,409	9,812

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 30,053,142 and 30,039,809 issued and outstanding at June 30, 2025 and December 31, 2024, respectively (note 9)	281,641	281,552
Additional paid-in capital	23,649	21,298
Accumulated other comprehensive income	5,558	2,742
Accumulated deficit	(271,589)	(245,170)
Total shareholders’ equity	39,259	60,422

Total liabilities and shareholders’ equity	49,668	70,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Revenue (note 11)
Recurring - non-capital	1,561	1,460	3,362	2,899
Capital equipment	650	773	1,470	773
	2,211	2,233	4,832	3,672
Cost of sales	593	812	1,361	1,385
Gross profit	1,618	1,421	3,471	2,287

Operating expenses
Research and development	6,098	4,205	10,906	8,150
Selling, general and administrative	9,326	5,058	17,537	9,856
Total operating expenses	15,424	9,263	28,443	18,006

Operating loss	13,806	7,842	24,972	15,719

Other (income) expenses
Net finance (income) expense	(343)	(422)	(788)	(884)
Net foreign exchange (gain) loss	2,168	(520)	2,130	(1,390)
Total other (income) expenses	1,825	(942)	1,342	(2,274)

Net loss before income taxes	15,631	6,900	26,314	13,445

Income tax expense	78	19	119	59
Deferred tax recovery	(14)	—	(14)	—
Total income tax expense	64	19	105	59

Net loss attributed to shareholders for the period	15,695	6,919	26,419	13,504

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	(2,713)	470	(2,816)	1,439

Net loss and other comprehensive loss for the period	12,982	7,389	23,603	14,943

Loss per share (note 12)
Basic and diluted net loss per common share	0.52	0.28	0.88	0.55
Basic and diluted weighted average common shares outstanding	30,053,142	24,440,444	30,055,047	24,373,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422

Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 10)	13,333	89	(89)	—	—	—
Share-based compensation (note 10)	—	—	989	—	—	989
Balance – March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

Net loss for the period	—	—	—	—	(15,695)	(15,695)
Cumulative translation adjustment – net of tax of $nil	—	—	—	2,713	—	2,713
Share-based compensation (note 10)	—	—	1,451	—	—	1,451
Balance – June 30, 2025	30,053,142	281,641	23,649	5,558	(271,589)	39,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance - December 31, 2023	21,370,565	222,205	20,808	5,565	(217,354)	31,224

Net loss for the period	—	—	—	—	(6,585)	(6,585)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(969)	—	(969)
Shares issued in public offering and private placement	3,058,334	21,079	—	—	—	21,079
Share-based compensation (note 10)	—	—	767	—	—	767
Balance – March 31, 2024	24,428,899	243,284	21,575	4,596	(223,939)	45,516

Net loss for the period	—	—	—	—	(6,919)	(6,919)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(470)	—	(470)
Exercise of share options (note 10)	101	1	(1)	—	—	—
Vesting of RSUs (note 10)	52,835	413	(413)	—	—	—
Share-based compensation (note 10)	—	—	768	—	—	768
Balance – June 30, 2024	24,481,835	243,698	21,929	4,126	(230,858)	38,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
	$	$
Cash flows from operating activities
Net loss for the period	(26,419)	(13,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	218	383
Amortization of intangible assets (note 6)	86	101
Non-cash lease expense adjustment	(19)	(21)
Share-based compensation (note 10)	2,440	1,535
Interest and accretion expense	51	323
Change in amortized cost of trade and other receivables	—	(167)
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	2,449	484
Inventory (note 4)	(2,723)	(168)
Prepaid expenses and deposits	1,042	773
Accounts payable, accrued expenses and other liabilities (note 7)	545	(507)
Deferred revenue	317	18
Deferred tax liabilities	(14)	2
Net cash used in operating activities	(22,027)	(10,748)

Cash flows from financing activities
Repayments of long-term debt (note 8)	(290)	(1,227)
Issuance of commons shares (note 10)	—	22,938
Payments of financing costs (note 10)	—	(1,859)
Proceeds from the exercise of stock options (note 10)	—	1
Net cash provided by (used in) financing activities	(290)	19,853

Net increase (decrease) in cash	(22,317)	9,105
Effect of exchange rate changes on cash	2,600	(1,239)
Cash, beginning of period	54,912	26,213
Cash, end of period	35,195	34,079

Supplemental cash flow information:
Interest paid, included in financing activities	139	307
Income taxes paid, included in operating activities	65	174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1Description of business and liquidity risk

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

The Company’s registered address is 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, L4W 5K5.

Liquidity

As of June 30, 2025, we had cash of $35,195 compared to $54,912 as of December 31, 2024. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Credit Agreement.

Based on our current operating plans, we expect that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of these unaudited condensed consolidated financial statements. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. The Company’s ability to accomplish all of its future strategic plans is dependent on obtaining additional financing or executing other strategic options by the third quarter of the year ending December 31, 2026; however, there is no assurance the Company will achieve these objectives.

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

Unaudited condensed consolidated financial statements

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss and of shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to June 30, 2025, and the three and six months ended June 30, 2025 and 2024, are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 7, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2025, and the results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Annual Report.

Use of estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, assumptions related to the valuation of inventory, the determination of the amortized cost of trade and other receivables, determination of expected credit loss, and the valuation of stock options. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The FASB issued ASU 2024-03 in November 2024 and ASU 2025-01 in January 2025 clarifying the effective date of ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update to improve income statement expenses disclosures. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30,	December 31,
	2025	2024
	$	$
Trade receivables, gross	4,114	5,245
Contract assets, gross	596	1,340
Trade receivables and contract assets	4,710	6,585
Allowance for expected credit losses	(531)	(158)
Trade receivables, net	4,179	6,427
Tax receivables	557	308
Other receivables	162	310
Total trade and other receivables, net	4,898	7,045

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	June 30,	December 31,
	2025	2024
	$	$
Balance - Beginning of the period	158	76
Provision for allowance for expected credit losses	373	82
Balance - End of the period	531	158

4	Inventory

Inventory as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30,	December 31,
	2025	2024
	$	$
Finished goods	5,621	3,837
Raw materials	2,732	1,964
Inventory	8,353	5,801

During the three and six months ended June 30, 2025, $496 and $1,156, respectively (three and six months ended June 30, 2024 - $751 and $1,188) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	$	$
Leasehold improvements	542	542
Equipment under operating lease	1,640	2,273
Total	2,182	2,815
Accumulated depreciation	(1,904)	(2,390)
Property and equipment, net	278	425

Depreciation expense for the three and six months ended June 30, 2025 was $102 and $218, respectively (three and six months ended June 30, 2024 - $184 and $383). During the three and six months ended June 30, 2025, the Company sold $135 and $213, respectively (three and six months ended June 30, 2024 - $nil and $nil) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of June 30, 2025 and December 31, 2024 consist of:

		June 30, 2025			December 31, 2024
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	4.2	231	(148)	83	231	(142)	89
Software	0.6	978	(886)	92	978	(806)	172
		1,209	(1,034)	175	1,209	(948)	261

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

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	$	$
Accrued employee compensation	2,000	706
Clinical trials	1,293	325
Other general accruals	509	1,804
Accrued expenses and other current liabilities	3,802	2,835

8	Long-term debt

On March 3, 2025, the Company entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to Profound. This was accounted for as a modification of debt whereby a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains financial covenants whereby unrestricted cash is at all times greater than EBITDA for the most recent nine-month period, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same time period in the prior fiscal year, reported on a quarterly basis. The obligations are secured by, inter alia, a general security agreement over the assets and the assets of the Company’s subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to the Company to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that Profound may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion. The Company is in compliance with these financial covenants as at June 30, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated cash levels.

As per the Company’s most recent forecasts, the Company projects to be in violation of one of its covenants under the CIBC Credit Agreement by December 31, 2025, where unrestricted cash will no longer exceed the required liquidity amount for the most recent nine-month period. As per the terms of the CIBC Credit Agreement, based on this projected breach, CIBC may exercise the right to declare the outstanding debt obligation as immediately due and payable. Management has evaluated the significance of this event and has concluded that, if a waiver cannot be obtained from CIBC for the violation, the Company will have sufficient unrestricted cash to repay the total remaining outstanding debt obligation that may become due.

	June 30,	December 31,
	2025	2024
	$	$
Balance - Beginning of period	4,661	7,104
Interest expense	190	600
Interest paid	(139)	(582)
Foreign exchange	40	(483)
Repayment	(290)	(1,978)
Balance - End of period	4,462	4,661
Less: Current portion	—	1,737
Long-term portion	4,462	2,924

9	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	June 30,	December 31,
	2025	2024
Issued and outstanding (with no par value)	$	$
30,053,142 (December 31, 2024 – 30,039,809) common shares	281,641	281,552

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

As at June 30, 2025, 2,147,568 (December 31, 2024 – 2,291,152) options are outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as at those dates are set forth below:

		Weighted average
	Number	exercise price
	of options	C$
Balance - December 31, 2024	2,291,152	14.13
Granted	54,100	6.87
Forfeited/expired	(197,684)	17.77
Balance - June 30, 2025	2,147,568	13.61
Exercisable - June 30, 2025	1,187,803	15.77
Expected to vest - June 30, 2025	2,147,568	13.61

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

	March 19,	May 20,	June 13,
Grant date	2025	2025	2025
Exercise price	C$9.87	C$6.28	C$8.78
Expected volatility	68%	68%	69%
Expected life of options	6 years	6 years	6 years
Risk-free interest rate	2.85%	2.98%	3.06%
Dividend yield	—	—	—

The weighted average grant date fair values of share options granted for the three and six months ended June 30, 2025 were C$4.59 and C$4.82, respectively (three and six months ended June 30, 2024 - C$7.01 and C$7.01).

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

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - December 31, 2024	324,621	11.18
Granted	801,000	9.26
Vested	(13,333)	11.27
Forfeited	(36,834)	9.83
Balance - June 30, 2025	1,075,454	9.80

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2024	91,670	10.40
Granted	60,485	8.49
Balance - June 30, 2025	152,155	9.64

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Share options	125	129	758	298
RSUs	627	528	869	1,017
DSUs	699	111	813	220
Share-based compensation	1,451	768	2,440	1,535

Cost of sales	7	15	10	30
Research and development	315	156	588	323
Selling, general and administrative	1,129	597	1,842	1,182
Share-based compensation	1,451	768	2,440	1,535

11	Revenue

The following table provides information about disaggregated revenue by products and services:

	For the three months ended June 30, 2025
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	1,331	230	1,561
Capital equipment	650	—	650
	1,981	230	2,211

	For the three months ended June 30, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	1,180	280	1,460
Capital equipment	773	—	773
	1,953	280	2,233

	For the six months ended June 30, 2025
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	2,852	510	3,362
Capital equipment	1,470	—	1,470
	4,322	510	4,832

	For the six months ended June 30, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	2,399	500	2,899
Capital equipment	773	—	773
	3,172	500	3,672

12	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Net loss for the period	15,695	$6,919	26,419	$13,504
Weighted average number of common shares	30,053,142	24,440,444	30,055,047	24,373,869
Basic and diluted loss per share	$0.52	$0.28	$0.88	$0.55

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,147,568 (June 30, 2024 – 1,481,408) share options, 1,075,454 (June 30, 2024 – 458,895) RSUs, and 152,155 (June 30, 2024 – 75,000) DSUs are not included in the calculation of diluted loss per share for the period ended June 30, 2025, 1,187,803 (June 30, 2024 – 1,319,783) were exercisable.

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

The following tables represent total revenue by geographic area, based on the location of the location of the reporting entity for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	94	1,327	140	1,561
Capital equipment	—	650	—	650
	94	1,977	140	2,211

	For the three months ended June 30, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	99	1,101	260	1,460
Capital equipment	773	—	—	773
	872	1,101	260	2,233

	For the six months ended June 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	376	2,620	366	3,362
Capital equipment	570	900	—	1,470
	946	3,520	366	4,832

	For the six months ended June 30, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	203	2,259	437	2,899
Capital equipment	773	—	—	773
	976	2,259	437	3,672

The following tables represent other geographic information for the six months ended June 30, 2025 and the year ended December 31, 2024:

	For the period ended June 30, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	38,180	6,802	1,502	60	3,124	49,668
Intangible assets	175	—	—	—	—	175
Property and equipment	69	209	—	—	—	278
Right-of-use assets	303	—	—	—	—	303
Amortization of intangible assets	86	—	—	—	—	86
Depreciation of property and equipment	23	195	—	—	—	218

	For the year ended December 31, 2024
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	58,743	6,351	1,661	92	3,387	70,234
Intangible assets	261	—	—	—	—	261
Property and equipment	93	332	—	—	—	425
Right-of-use assets	396	—	—	—	—	396
Amortization of intangible assets	229	—	—	—	—	229
Depreciation of property and equipment	66	641	—	—	—	707

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to Profound Medical Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025 (the “2024 Annual Report”), and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Unless stated otherwise, all references to “$” are to United States dollars in thousands and all references to “C$” are to Canadian dollars in thousands.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following selected financial information as at and for the three and six months ended June 30, 2025 and 2024 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the six months ended June 30,
	2025	2024
	$	$
Revenue	4,832	3,672
Operating expenses	28,443	18,006
Other (income) expense	1,342	(2,274)
Net loss for the period	26,419	13,504
Basic and diluted loss per share	0.88	0.55

	For the three months ended June 30,
	2025	2024	Change
	$	$	$	%
Revenue	2,211	2,233	(22)	(1)%
Cost of sales	593	812	(219)	(27)%
Gross profit	1,618	1,421	197	14%
Gross margin	73%	64%

Expenses
Research and development	6,098	4,205	1,893	45%
Selling, general and administrative	9,326	5,058	4,268	84%
Total operating expenses	15,424	9,263	6,161	67%

Other (income) expense
Net finance (income) expense	(343)	(422)	79	(19)%
Net foreign exchange (gain) loss	2,168	(520)	2,688	(517)%
Total other (income) expense	1,825	(942)	2,767	(294)%

Net loss before income taxes	15,631	6,900	8,731	127%

Income taxes	64	19	45	237%

Net loss attributed to shareholders for the period	15,695	6,919	8,776	127%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(2,713)	470	(3,183)	(677)%
Net loss and comprehensive loss for the period	12,982	7,389	5,593	76%

Loss per share
Basic and diluted net loss per common share	0.52	0.28	0.24	86%
Basic and diluted weighted average common share outstanding	30,053,142	24,440,444

	For the six months ended June 30,
	2025	2024	Change
	$	$	$	%
Revenue	4,832	3,672	1,160	32%
Cost of sales	1,361	1,385	(24)	(2)%
Gross profit	3,471	2,287	1,184	52%
Gross margin	72%	62%

Expenses
Research and development	10,906	8,150	2,756	34%
Selling, general and administrative	17,537	9,856	7,681	78%
Total operating expenses	28,443	18,006	10,437	58%

Other (income) expense
Net finance (income) expense	(788)	(884)	96	(11)%
Net foreign exchange (gain) loss	2,130	(1,390)	3,520	(253)%
Total other (income) expense	1,342	(2,274)	3,616	(159)%

Net loss before income taxes	26,314	13,445	12,869	96%

Income taxes	105	59	46	78%

Net loss attributed to shareholders for the period	26,419	13,504	12,915	96%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(2,816)	1,439	(4,255)	(296)%
Net loss and comprehensive loss for the period	23,603	14,943	8,660	58%

Loss per share
Basic and diluted net loss per common share	0.88	0.55	0.33	60%
Basic and diluted weighted average common share outstanding	30,055,047	24,373,869

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

For the three months ended June 30, 2025, we recorded revenue totaling $2,211, consisting of $650 from the one-time sale of capital equipment and $1,561 from recurring – non-capital revenue. For the three months ended June 30, 2024, we recorded revenue totaling $2,233, consisting of $773 from the one-time sale of capital equipment and $1,460 from recurring – non-capital revenue. The decrease of $22, or -1%, in revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was mainly driven by a reduction in capital sales during the period, which was partially offset by higher recurring revenue in the United States.

For the six months ended June 30, 2025, we recorded revenue totaling $4,832, consisting of $1,470 from the one-time sale of capital equipment and $3,362 from recurring – non-capital revenue. For the six months ended June 30, 2024, we recorded revenue totaling $3,672, consisting of $773 from the one-time sale of capital equipment and $2,899 from recurring – non-capital revenue. The increase of $1,160, or 32%, in revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was the result of higher recurring revenue in the United States and capital sales overseas.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended June 30, 2025, we recorded a cost of sales of $593, which reflects a 73% gross profit. For the three months ended June 30, 2024, we recorded a cost of sales of $812, which reflects a 64% gross profit. The decrease of $219, or -27%, in cost of sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was the result of capital equipment buy outs by existing customers which have higher margins. The gross profit was higher in the three months ended June 30, 2025 by $197, or 14%, due to manufacturing operating at higher efficiency rates based on improvements that have been implemented.

For the six months ended June 30, 2025, we recorded a cost of sales of $1,361, which reflects a 72% gross profit. For the six months ended June 30, 2024, we recorded a cost of sales of $1,385, which reflects a 62% gross profit. The decrease of $24, or -2%, in cost of sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was the result of different product combination whereby more capital equipment was sold which have higher margins. The gross profit was higher in the six months ended June 30, 2025 by $1,184, or 52%, due to manufacturing operating at higher efficiency rates based on improvements that have been implemented and the growth in the number of capital systems sold.

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

For the three months ended June 30, 2025, R&D expenses increased by $1,893, or 45%, to $6,098 compared to $4,205 for the three months ended June 30, 2024. The increase in R&D expenses was largely due to increased headcount, increased enrolment for the CAPTAIN trial, treatments and recruitment efforts, and higher travel costs due to patient treatments.

For the six months ended June 30, 2025, R&D expenses increased by $2,756, or 34%, to $10,906 compared to $8,150 for the six months ended June 30, 2024. The increase in R&D expenses was largely due to increased headcount, increased enrolment for the CAPTAIN trial and recruitment efforts, and higher material expenditures due to spending on R&D initiatives to increase compatibility with MRI scanners, reduce design costs and improve efficiencies.

These expenses promote the ongoing development and improvement of the products while further strengthening the commitment to a reliable and customizable product. We continue to make substantial investments in our clinical trial initiatives through research and development and anticipate that the research will continue to support our reimbursement efforts.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the three months ended June 30, 2025 increased by $4,268, or 84%, to $9,326 compared to $5,058 for the three months ended June 30, 2024. The increase in SG&A was driven by increased sales force, commission payments, increased travel and infrastructure costs to support our growth.

SG&A expenses for the six months ended June 30, 2025 increased by $7,681, or 78%, to $17,537 compared to $9,856 for the six months ended June 30, 2024. The increase in SG&A was due to increased sales force, commission payments, increased travel and costs associated with hosting our educational event Pro-Talk Live.

Net finance (income) expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; (ii) interest income from cash; (iii) the lease liability interest expense; and (iv) the interest income on trade and other receivables.

Net finance (income) expense decreased $79 to ($343) during the three months ended June 30, 2025, compared to $(422) during the three months ended June 30, 2024. The decrease in net finance (income) expense was due to decrease in interest income from cash.

Net finance (income) expense decreased $96 to ($788) during the six months ended June 30, 2025, compared to $(884) during the six months ended June 30, 2024. The decrease in net finance (income) expense was due to decrease in interest income from cash.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $35,195 compared to $54,912 as of December 31, 2024. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Credit Agreement (as defined below).

Based on our current operating plans, we expect that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of these unaudited condensed consolidated financial statements. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. The Company’s ability to accomplish all of its future strategic plans is dependent on obtaining additional financing or executing other strategic options by the third quarter of the year ending December 31, 2026; however, there is no assurance the Company will achieve these objectives.

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

Total spending of proceeds
from the 2024 Public
Offering as of
June 30, 2025
$
TULSA-PRO commercialization	18,277
Sonalleve development and commercialization	6,092
Working capital and general corporate purposes	4,826
Total	29,195

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

On March 3, 2025, we entered into an amended and restated credit agreement with CIBC (the “CIBC Credit Agreement”), which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to us. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains certain financial covenants, and the obligations thereunder are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027, and provides an option to us to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12-month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six months ended June 30,
	2025	2024
	$	$
Cash provided by (used in) operating activities	(22,027)	(10,748)
Cash provided by (used in) financing activities	(290)	19,853
Foreign exchange on cash	2,600	(1,239)
Net increase (decrease) in cash	(19,717)	7,866

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $(22,027). The principal use of the operating cash flows during the period related to a net loss of $26,419 and a change in net operating assets and liabilities of $1,616 and in non-cash charges of $2,776. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel, clinical trial costs and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash provided by (used in) operating activities for the six months ended June 30, 2024 was $(10,748). The principal use of the operating cash flows during the period related to a net loss of $13,504 a change in net operating asset and liabilities of $602 and non-cash charges of $2,154. The cash used in operating expenses was primarily due to the increased sales and marketing efforts in the US and overall consulting and legal fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2025 was $(290) from the repayments of long-term debt principal.

Net cash provided by (used in) financing activities for the six months ended June 30, 2024 was $19,853 primarily from the proceeds from the issuance of common shares of $21,079 net of issuance costs, which were offset by repayments of long-term debt of $1,227.

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

We may require additional capital to fund R&D activities and any significant expansion of operations. Potential sources of capital could include equity and/or debt financings, development agreements or marketing agreements, the collection of revenue resulting from future commercialization activities and/or new strategic partnership agreements to fund some or all costs of development. There can be no assurance that we will be able to obtain the capital sufficient to meet any or all of our needs. The availability of equity or debt financing will be affected by, among other things, the results of R&D and Sales expansion, our ability to obtain regulatory approvals, the market acceptance of our products, the state of the capital markets generally, strategic alliance agreements and other relevant commercial considerations. In addition, if we raise additional funds by issuing equity securities, existing security holders will likely experience dilution, and any incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure on our part to raise additional funds on terms favorable to us or at all may require us to significantly change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in us not being in a position to take advantage of business opportunities, in the termination or delay of clinical trials for our products, in curtailment of product development programs designed to identify new products, in the sale or assignment of rights to technologies, product and/or an inability to file market approval applications at all or in time to competitively market products.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our 2024 Annual Report.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, we have taken steps of implementing our remediation plans with respect to the material weakness identified in our internal control over financial reporting. Specifically, in an effort to address the identified material weakness and enhance our internal controls related to revenue recognition, management has commenced efforts to expand the finance team to include more Chartered Professional Accountants (CPAs) with technical expertise and experience in evaluating more complex areas of US GAAP, specifically contract terms and arrangements with customers, and engaged third-party consultants to assist with assessing the accounting for more complex revenue contracts, as necessary. Management’s efforts are ongoing and its remediation plan is expected to be completed during 2025.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our 2024 Annual Report. There have been no material changes to the risk factors described in the 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INC	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	X

* Filed herewith.

† The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFOUND MEDICAL CORP.

Date:August 14, 2025	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date:August 14, 2025	By:	/s/ Rashed Dewan
Name: Rashed Dewan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)