Form 10-Q
period 2025-09-30
Profound Medical Corp.
filed 2025-11-13
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 30,193,592 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2025

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
	$	$
Assets

Current assets:
Cash	24,826	54,912
Trade and other receivables, net (note 3)	8,166	7,045
Inventory (note 4)	8,337	5,801
Prepaid expenses and deposits	195	1,307
Total current assets	41,524	69,065

Property and equipment, net (note 5)	338	425
Intangible assets, net (note 6)	123	261
Right-of-use assets, net	240	396
Deferred tax assets, net	80	87
Total assets	42,305	70,234

Liabilities

Current liabilities:
Accounts payable	717	1,317
Accrued expenses and other current liabilities (note 7)	3,972	2,835
Deferred revenue	434	419
Long-term debt (note 8)	4,480	1,737
Lease liabilities	277	257
Income tax payable	58	—
Total current liabilities	9,938	6,565

Deferred revenue	148	49
Long-term debt (note 8)	—	2,924
Lease liabilities	—	203
Other non-current liabilities	76	71
Total liabilities	10,162	9,812

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 30,193,592 and 30,039,809 issued and outstanding at September 30, 2025 and December 31, 2024, respectively (note 9)	282,751	281,552
Additional paid-in capital	24,208	21,298
Accumulated other comprehensive income	4,750	2,742
Accumulated deficit	(279,566)	(245,170)
Total shareholders’ equity	32,143	60,422

Total liabilities and shareholders’ equity	42,305	70,234

Going Concern (note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Revenue (note 11)
Recurring - non-capital	4,066	2,653	7,428	5,552
Capital equipment	1,223	179	2,693	952
	5,289	2,832	10,121	6,504
Cost of sales	1,358	1,044	2,719	2,429
Gross profit	3,931	1,788	7,402	4,075

Operating expenses
Research and development	5,418	4,166	16,324	12,316
Selling, general and administrative	7,426	6,620	24,963	16,476
Total operating expenses	12,844	10,786	41,287	28,792

Operating loss	8,913	8,998	33,885	24,717

Other (income) expenses
Net finance (income) expense	(122)	(220)	(910)	(1,104)
Net foreign exchange (gain) loss	(935)	410	1,194	(980)
Total other (income) expenses	(1,057)	190	284	(2,084)

Net loss before income taxes	7,856	9,188	34,169	22,633

Income tax expense	100	177	219	236
Deferred tax expense	21	—	7	—
Total income tax expense	121	177	226	236

Net loss attributed to shareholders for the period	7,977	9,365	34,395	22,869

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	808	(584)	(2,008)	855

Net loss and other comprehensive loss for the period	8,785	8,781	32,387	23,724

Loss per share (note 12)
Basic and diluted net loss per common share	0.26	0.38	1.14	0.94
Basic and diluted weighted average common shares outstanding	30,104,497	24,534,964	30,119,569	24,427,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422

Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 10)	13,333	89	(89)	—	—	—
Share-based compensation (note 10)	—	—	989	—	—	989
Balance – March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

Net loss for the period	—	—	—	—	(15,695)	(15,695)
Cumulative translation adjustment – net of tax of $nil	—	—	—	2,713	—	2,713
Share-based compensation (note 10)	—	—	1,451	—	—	1,451
Balance – June 30, 2025	30,053,142	281,641	23,649	5,558	(271,589)	39,259

Net loss for the period	—	—	—	—	(7,977)	(7,977)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(808)	—	(808)
Vesting of RSUs (note 10)	132,115	1,036	(1,036)	—	—	—
Vesting of DSUs (note 10)	8,335	74	(74)	—	—	—
Share-based compensation (note 10)	—	—	1,669	—	—	1,669
Balance – September 30, 2025	30,193,592	282,751	24,208	4,750	(279,566)	32,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance - December 31, 2023	21,370,565	222,205	20,808	5,565	(217,354)	31,224

Net loss for the period	—	—	—	—	(6,585)	(6,585)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(969)	—	(969)
Shares issued in public offering and private placement	3,058,334	21,079	—	—	—	21,079
Share-based compensation (note 10)	—	—	767	—	—	767
Balance – March 31, 2024	24,428,899	243,284	21,575	4,596	(223,939)	45,516

Net loss for the period	—	—	—	—	(6,919)	(6,919)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(470)	—	(470)
Exercise of share options (note 10)	101	1	(1)	—	—	—
Vesting of RSUs (note 10)	52,835	413	(413)	—	—	—
Share-based compensation (note 10)	—	—	768	—	—	768
Balance – June 30, 2024	24,481,835	243,698	21,929	4,126	(230,858)	38,895

Net loss for the period	—	—	—	—	(9,365)	(9,365)
Cumulative translation adjustment – net of tax of $nil	—	—	—	584	—	584
Vesting of RSUs (note 10)	171,606	1,540	(1,540)	—	—	—
Vesting of DSUs (note 10)	8,330	70	(70)	—	—	—
Share-based compensation (note 10)	—	—	604	—	—	604
Balance – September 30, 2024	24,661,771	245,308	20,923	4,710	(240,223)	30,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
	$	$
Cash flows from operating activities
Net loss for the period	(34,395)	(22,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	311	547
Amortization of intangible assets (note 6)	140	151
Non-cash lease expense adjustment	(28)	(34)
Share-based compensation (note 10)	4,109	2,139
Interest and accretion expense	58	467
Change in amortized cost of trade and other receivables	—	(238)
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	(908)	781
Inventory (note 4)	(2,593)	176
Prepaid expenses and deposits	1,158	1,056
Accounts payable, accrued expenses and other liabilities (note 7)	338	169
Deferred revenue	101	67
Income taxes payable	58	14
Deferred tax liabilities	10	—
Net cash used in operating activities	(31,641)	(17,574)

Cash flows from financing activities
Repayments of long-term debt (note 8)	(290)	(1,819)
Issuance of commons shares (note 10)	—	22,938
Payments of financing costs (note 10)	—	(1,859)
Proceeds from the exercise of stock options (note 10)	—	1
Net cash provided by (used in) financing activities	(290)	19,261

Net increase (decrease) in cash	(31,931)	1,687
Effect of exchange rate changes on cash	1,845	(777)
Cash, beginning of period	54,912	26,213
Cash, end of period	24,826	27,123

Supplemental cash flow information:
Interest paid, included in operating activities	251	440
Income taxes paid, included in operating activities	100	212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except per share data)

(unaudited)

1Description of business and going concern

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

The Company’s registered address is 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, L4W 5K5.

Going concern

The Company is subject to a number of risks, including the successful development and marketing of its products and the ability to raise additional financing to support these activities. The Company depends on various financing from investors or other sources of capital to fund its operations, achieve its business plan and the realization of its assets and liabilities in the normal course of operations.

The Company has historically experienced recurring losses from operations and has incurred an accumulated deficit of $279,566 through September 30, 2025. As of September 30, 2025, the Company had cash of $24,826 and a positive working capital balance of $31,586. For the nine months ended September 30, 2025, the Company incurred a net loss of $34,395 and net cash used in operating activities was $31,641.

Management believes that current cash balances as of September 30, 2025, will not be sufficient to finance all of its planned business operations over the next year. The Company intends to seek additional financing from investors or other sources of capital in order to fund its operations and activities over the next year. In addition, if additional financing is not secured, certain covenants related to the CIBC Credit Agreement may be breached (note 8). There can be no assurance that the steps management are taking will be successful. Considering the need for additional financing, there exists a material uncertainty that may raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which asserts the Company has the ability in the near term to continue to realize its assets and discharge its liabilities and commitments in a planned manner giving consideration to the above and expected possible outcomes. Conversely, if the going concern assumption is not appropriate, adjustments to the carrying amounts of the Company’s assets, liabilities, revenues, expenses and balance sheet classifications may be necessary, and these adjustments could be material.

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

Unaudited condensed consolidated financial statements

The condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited. The financial data and other information disclosed in these notes to the financial statements related to September 30, 2025, and the three and nine months ended September 30, 2025 and 2024, are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 7, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2025, and the results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Annual Report.

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

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30,	December 31,
	2025	2024
	$	$
Trade receivables, gross	7,546	5,245
Contract assets, gross	386	1,340
Trade receivables and contract assets	7,932	6,585
Allowance for expected credit losses	(624)	(158)
Trade receivables, net	7,308	6,427
Tax receivables	746	308
Other receivables	112	310
Total trade and other receivables, net	8,166	7,045

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	September 30,	December 31,
	2025	2024
	$	$
Balance - Beginning of the period	158	76
Provision for allowance for expected credit losses	466	82
Balance - End of the period	624	158

4	Inventory

Inventory as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30,	December 31,
	2025	2024
	$	$
Finished goods	5,843	3,837
Raw materials	2,494	1,964
Inventory	8,337	5,801

During the three and nine months ended September 30, 2025, $1,275 and $2,431, respectively (three and nine months ended September 30, 2024 - $1,005 and $2,193) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	$	$
Leasehold improvements	542	542
Equipment under operating lease	1,405	2,273
Total	1,947	2,815
Accumulated depreciation	(1,609)	(2,390)
Property and equipment, net	338	425

Depreciation expense for the three and nine months ended September 30, 2025 was $93 and $311, respectively (three and nine months ended September 30, 2024 - $164 and $547). During the three and nine months ended September 30, 2025, the Company sold $387 and $600, respectively (three and nine months ended September 30, 2024 - $nil and $nil) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of September 30, 2025 and December 31, 2024 consist of:

		September 30, 2025			December 31, 2024
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	3.9	231	(154)	77	231	(142)	89
Software	0.3	978	(932)	46	978	(806)	172
		1,209	(1,086)	123	1,209	(948)	261

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

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	$	$
Accrued employee compensation	2,250	706
Clinical trials	1,092	325
Other general accruals	630	1,804
Accrued expenses and other current liabilities	3,972	2,835

8	Long-term debt

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

On September 30, 2025, an amendment to the CIBC Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis. The Company is in compliance with these financial covenants as at September 30, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

As per the Company’s most recent forecasts, the Company projects to be in violation of one of its covenants under the CIBC Credit Agreement by June 30, 2026, where unrestricted cash will no longer exceed the required liquidity amount for the most recent six-month period. As per the terms of the CIBC Credit Agreement, based on this projected breach, CIBC may exercise the right to declare the outstanding debt obligation as immediately due and payable. As a result management has presented this loan as a current liability. Management has evaluated the significance of this event and has concluded that, if a waiver cannot be obtained from CIBC for the violation, the Company will have sufficient unrestricted cash to repay the total remaining outstanding debt obligation that may become due.

	September 30,	December 31,
	2025	2024
	$	$
Balance - Beginning of period	4,661	7,104
Interest expense	309	600
Interest paid	(251)	(582)
Foreign exchange	51	(483)
Repayment	(290)	(1,978)
Balance - End of period	4,480	4,661
Less: Current portion	4,480	1,737
Long-term portion	—	2,924

9	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	September 30,	December 31,
	2025	2024
Issued and outstanding (with no par value)	$	$
30,193,592 (December 31, 2024 – 30,039,809) common shares	282,751	281,552

Voting Power

Except as otherwise required by law, the holders of common shares possess all voting power for the election of the Company’s directors and all other matters requiring shareholder action. Holders of common shares are entitled to one vote per share on matters to be voted on by shareholders.

Dividends

Holders of common shares will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any dividends or share splits or combinations of shares be declared or made on common shares unless the common shares at the time outstanding are treated equally and identically.

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

As at September 30, 2025, 2,149,479 (December 31, 2024 – 2,291,152) options are outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as at those dates are set forth below:

		Weighted average
	Number	exercise price
	of options	C$
Balance - December 31, 2024	2,291,152	14.13
Granted	92,900	6.70
Forfeited/expired	(234,573)	16.82
Balance - September 30, 2025	2,149,479	13.52
Exercisable - September 30, 2025	1,170,100	15.79
Expected to vest - September 30, 2025	2,149,479	13.52

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

	March 19,	May 20,	June 13,	August 25,
Grant date	2025	2025	2025	2025
Exercise price	C$9.87	C$6.28	C$8.78	C$6.46
Expected volatility	68%	68%	69%	69%
Expected life of options	6 years	6 years	6 years	6 years
Risk-free interest rate	2.85%	2.98%	3.06%	3.26%
Dividend yield	—	—	—	—

The weighted average grant date fair values of share options granted for the three and nine months ended September 30, 2025 were C$4.17 and C$4.55, respectively (three and nine months ended September 30, 2024 - C$7.01 and C$7.01).

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

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - December 31, 2024	324,621	11.18
Granted	911,000	8.93
Vested	(145,448)	10.85
Forfeited	(127,168)	9.98
Balance - September 30, 2025	963,005	9.25

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2024	91,670	10.40
Granted	60,485	8.49
Vested	(8,335)	12.38
Balance - September 30, 2025	143,820	9.48

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Share options	686	96	1,444	394
RSUs	846	364	1,715	1,381
DSUs	137	144	950	364
Share-based compensation	1,669	604	4,109	2,139

Cost of sales	9	13	19	43
Research and development	398	110	986	433
Selling, general and administrative	1,262	481	3,104	1,663
Share-based compensation	1,669	604	4,109	2,139

11	Revenue

The following table provides information about disaggregated revenue by products and services:

	For the three months ended September 30, 2025
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	3,836	230	4,066
Capital equipment	1,223	—	1,223
	5,059	230	5,289

	For the three months ended September 30, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	2,363	290	2,653
Capital equipment	179	—	179
	2,542	290	2,832

	For the nine months ended September 30, 2025
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	6,688	740	7,428
Capital equipment	2,693	—	2,693
	9,381	740	10,121

	For the nine months ended September 30, 2024
	Contracts with
	customers	Leasing	Total
	$	$	$
Revenue
Recurring - non-capital	4,762	790	5,552
Capital equipment	952	—	952
	5,714	790	6,504

12	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Net loss for the period	$7,977	$9,365	$34,395	$22,869
Weighted average number of common shares	30,104,497	24,534,964	30,119,569	24,427,960
Basic and diluted loss per share	$0.26	$0.38	$1.14	$0.94

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,149,479 (September 30, 2024 – 1,467,801) share options, 963,005 (September 30, 2024 – 285,289) RSUs, and 143,820 (September 30, 2024 – 66,670) DSUs are not included in the calculation of diluted loss per share for the period ended September 30, 2025, 1,170,100 (September 30, 2024 – 1,344,109) were exercisable.

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

The following tables represent total revenue by geographic area, based on the location of the reporting entity for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the three months ended September 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	119	3,779	168	4,066
Capital equipment	—	1,223	—	1,223
	119	5,002	168	5,289

	For the three months ended September 30, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	318	2,033	302	2,653
Capital equipment	—	179	—	179
	318	2,212	302	2,832

	For the nine months ended September 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	495	6,399	534	7,428
Capital equipment	570	2,123	—	2,693
	1,065	8,522	534	10,121

	For the nine months ended September 30, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	521	4,292	739	5,552
Capital equipment	773	179	—	952
	1,294	4,471	739	6,504

The following tables represent other geographic information for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	For the period ended September 30, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	26,601	10,893	1,341	100	3,370	42,305
Intangible assets	123	—	—	—	—	123
Property and equipment	54	284	—	—	—	338
Right-of-use assets	240	—	—	—	—	240
Amortization of intangible assets	140	—	—	—	—	140
Depreciation of property and equipment	39	272	—	—	—	311

	For the year ended December 31, 2024
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	58,743	6,351	1,661	92	3,387	70,234
Intangible assets	261	—	—	—	—	261
Property and equipment	93	332	—	—	—	425
Right-of-use assets	396	—	—	—	—	396
Amortization of intangible assets	229	—	—	—	—	229
Depreciation of property and equipment	66	641	—	—	—	707

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following selected financial information as at and for the three and nine months ended September 30, 2025 and 2024 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the nine months ended September 30,
	2025	2024
	$	$
Revenue	10,121	6,504
Operating expenses	41,287	28,792
Other (income) expense	284	(2,084)
Net loss for the period	34,395	22,869
Basic and diluted loss per share	1.14	0.94

	For the three months ended September 30,
	2025	2024	Change
	$	$	$	%
Revenue	5,289	2,832	2,457	87%
Cost of sales	1,358	1,044	314	30%
Gross profit	3,931	1,788	2,143	120%
Gross margin	74%	63%

Expenses
Research and development	5,418	4,166	1,252	30%
Selling, general and administrative	7,426	6,620	806	12%
Total operating expenses	12,844	10,786	2,058	19%

Other (income) expense
Net finance (income) expense	(122)	(220)	98	(45)%
Net foreign exchange (gain) loss	(935)	410	(1,345)	(328)%
Total other (income) expense	(1,057)	190	(1,247)	(656)%

Net loss before income taxes	7,856	9,188	(1,332)	(14)%

Income taxes	121	177	(56)	(32)%

Net loss attributed to shareholders for the period	7,977	9,365	(1,388)	(15)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	808	(584)	1,392	(238)%
Net loss and comprehensive loss for the period	8,785	8,781	4	0%

Loss per share
Basic and diluted net loss per common share	0.26	0.38	(0.12)	(32)%
Basic and diluted weighted average common share outstanding	30,104,497	24,534,964

	For the nine months ended September 30,
	2025	2024	Change
	$	$	$	%
Revenue	10,121	6,504	3,617	56%
Cost of sales	2,719	2,429	290	12%
Gross profit	7,402	4,075	3,327	82%
Gross margin	73%	63%

Expenses
Research and development	16,324	12,316	4,008	33%
Selling, general and administrative	24,963	16,476	8,487	52%
Total operating expenses	41,287	28,792	12,495	43%

Other (income) expense
Net finance (income) expense	(910)	(1,104)	194	(18)%
Net foreign exchange (gain) loss	1,194	(980)	2,174	(222)%
Total other (income) expense	284	(2,084)	2,368	(114)%

Net loss before income taxes	34,169	22,633	11,536	51%

Income taxes	226	236	(10)	(4)%

Net loss attributed to shareholders for the period	34,395	22,869	11,526	50%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(2,008)	855	(2,863)	(335)%
Net loss and comprehensive loss for the period	32,387	23,724	8,663	37%

Loss per share
Basic and diluted net loss per common share	1.14	0.94	0.20	21%
Basic and diluted weighted average common share outstanding	30,119,569	24,427,960

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

For the three months ended September 30, 2025, we recorded revenue totaling $5,289, consisting of $1,223 from the one-time sale of capital equipment and $4,066 from recurring – non-capital revenue. For the three months ended September 30, 2024, we recorded revenue totaling $2,832, consisting of $179 from the one-time sale of capital equipment and $2,653 from recurring – non-capital revenue. The increase of $2,457, or 87%, in revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was mainly driven by an increase in capital sales and recurring revenue in the United States during the period.

For the nine months ended September 30, 2025, we recorded revenue totaling $10,121, consisting of $2,693 from the one-time sale of capital equipment and $7,428 from recurring – non-capital revenue. For the nine months ended September 30, 2024, we recorded revenue totaling $6,504, consisting of $952 from the one-time sale of capital equipment and $5,552 from recurring – non-capital revenue. The increase of $3,617, or 56%, in revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was the result of higher capital sales and recurring revenue in the United States, partially offset by reductions in sales overseas.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended September 30, 2025, we recorded a cost of sales of $1,358, which reflects a 74% gross profit. For the three months ended September 30, 2024, we recorded a cost of sales of $1,044, which reflects a 63% gross profit. The increase of $314, or 30%, in cost of sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was the result of existing customers purchasing capital equipment which have higher margins. The gross profit was higher in the three months ended September 30, 2025 by $2,143, or 120%, due to manufacturing operating at higher efficiency rates based on improvements that have been implemented.

For the nine months ended September 30, 2025, we recorded a cost of sales of $2,719, which reflects a 73% gross profit. For the nine months ended September 30, 2024, we recorded a cost of sales of $2,429, which reflects a 63% gross profit. The increase of $290, or 12%, in cost of sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was the result of different product combination whereby more capital equipment was sold which have higher margins. The gross profit was higher in the nine months ended September 30, 2025 by $3,327, or 82%, due to manufacturing operating at higher efficiency rates based on improvements that have been implemented and the growth in the number of capital systems sold.

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

For the three months ended September 30, 2025, R&D expenses increased by $1,252, or 30%, to $5,418 compared to $4,166 for the three months ended September 30, 2024. The increase in R&D expenses was largely due to increased headcount, increased costs associated with the CAPTAIN trial, higher travel costs due to patient treatments and increased share-based compensation expenses.

For the nine months ended September 30, 2025, R&D expenses increased by $4,008, or 33%, to $16,324 compared to $12,316 for the nine months ended September 30, 2024. The increase in R&D expenses was largely due to increased headcount, increased enrolment for the CAPTAIN trial and recruitment efforts, higher material expenditures due to spending on R&D initiatives to increase compatibility with MRI scanners, reduce design costs and improve efficiencies, higher travel costs due to patient treatments and increased share-based compensation expenses.

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

SG&A expenses for the three months ended September 30, 2025 increased by $806, or 12%, to $7,426 compared to $6,620 for the three months ended September 30, 2024. The increase in SG&A was driven by increased sales force, commission payments, increased share-based compensation expenses and infrastructure costs to support our growth.

SG&A expenses for the nine months ended September 30, 2025 increased by $8,487, or 52%, to $24,963 compared to $16,476 for the nine months ended September 30, 2024. The increase in SG&A was due to increased sales force, commission payments, increased travel and costs associated with hosting our educational event Pro-Talk Live, increased share-based compensation expenses and infrastructure costs to support our growth.

Net Finance (Income) Expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; (ii) interest income from cash; (iii) the lease liability interest expense; and (iv) the interest income on trade and other receivables.

Net finance income decreased by $98 to $122 during the three months ended September 30, 2025, compared to $220 during the three months ended September 30, 2024. The decrease in net finance income was due to a decrease in interest income from cash because of a lower prime rate and overall cash balance.

Net finance income decreased by $194 to $910 during the nine months ended September 30, 2025, compared to $1,104 during the nine months ended September 30, 2024. The decrease in net finance income was due to a decrease in interest income from cash because of a lower prime rate and overall cash balance.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $24,826 compared to $54,912 as of December 31, 2024. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Credit Agreement (as defined below).

Going Concern

We are subject to a number of risks, including the successful development and marketing of our products and the ability to raise additional financing to support these activities. We depend on various financing from investors or other sources of capital to fund our operations, achieve our business plan and the realization of our assets and liabilities in the normal course of operations.

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $279,566 through September 30, 2025. As of September 30, 2025, we had cash of $24,826 and a positive working capital balance of $31,586. For the nine months ended September 30, 2025, we incurred a net loss of $34,395 and net cash used in operating activities was $31,641.

Management believes that current cash balances as of September 30, 2025 will not be sufficient to finance all of our planned business operations over the next year. We intend to seek additional financing from investors or other sources of capital in order to fund our operations and activities over the next year. There can be no assurance that the steps management are taking will be successful. Considering the need for additional financing, there exists a material uncertainty that may raise substantial doubt about our ability to continue as a going concern.

These condensed consolidated financial statements have been prepared on a going concern basis, which asserts that we have the ability in the near term to continue to realize our assets and discharge our liabilities and commitments in a planned manner giving consideration to the above and expected possible outcomes. Conversely, if the going concern assumption is not appropriate, adjustments to the carrying amounts of our assets, liabilities, revenues, expenses and balance sheet classifications may be necessary, and these adjustments could be material.

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

Total spending of proceeds
from the 2024 Public
Offering as of
September 30, 2025
$
TULSA-PRO commercialization	25,214
Sonalleve development and commercialization	6,092
Working capital and general corporate purposes	4,826
Total	36,132

CIBC Loan

We entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”) on November 3, 2022 (the “Original CIBC Credit Agreement”), for gross proceeds of C$10,000, maturing on November 3, 2027, with an interest rate based on CIBC prime plus 2% (the “CIBC Loan”). We were required to make interest-only payments until October 31, 2023, and monthly repayments on the principal of C$208 plus accrued interest commenced on October 31, 2023. All of our obligations under the Original CIBC Credit Agreement are guaranteed by our current and future subsidiaries and include security of first priority interests in our and our subsidiaries’ assets. Initially, we had financial covenants in relation to the CIBC Loan where unrestricted cash is at all times greater than EBITDA for the most recent nine-month period, reported on a monthly basis and that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year, reported on a quarterly basis.

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

On September 30, 2025, an amendment to the CIBC Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis.

As per management’s most recent forecasts, we project to be in violation of such financial covenant under the CIBC Credit Agreement by June 30, 2026, where unrestricted cash will no longer exceed the required liquidity amount for the most recent six-month period. As per the terms of the CIBC Credit Agreement, based on this projected breach, CIBC may exercise the right to declare the outstanding debt obligation as immediately due and payable. Accordingly, if we are unable to negotiate a covenant waiver or replace or refinance our existing debt on favorable terms or at all, such default could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine months ended September 30,
	2025	2024
	$	$
Cash provided by (used in) operating activities	(31,641)	(17,574)
Cash provided by (used in) financing activities	(290)	19,261
Foreign exchange on cash	1,845	(777)
Net increase (decrease) in cash	(30,086)	910

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $31,641. The principal use of the operating cash flows during the period related to a net loss of $34,395 and a change in net operating assets and liabilities of $(1,836) and in non-cash charges of $4,590. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel, clinical trial costs and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash used in operating activities for the nine months ended September 30, 2024 was $17,574. The principal use of the operating cash flows during the period related to a net loss of $22,869 a change in net operating asset and liabilities of $2,263 and non-cash charges of $3,032. The cash used in operating expenses was primarily due to the increased sales and marketing efforts in the US and overall consulting and legal fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $290 from the repayments of long-term debt principal.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $19,261 primarily from the proceeds from the issuance of common shares of $22,938 net of issuance costs, which were offset by repayments of long-term debt of $1,819, and financing costs of $1,859.

Foreign Exchange on Cash

Cash was impacted by the change in the foreign exchange rates for the Company’s foreign currency denominated cash (non-USD). The value of our currencies decreased, resulting in a decrease in our cash holdings.

Funding Requirements

Based on our current operating plans, we do not believe that our existing cash and sales of our products and services will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of these unaudited consolidated financial statements. During that time, we expect that our expenses will increase, primarily due to the continued commercialization of TULSA-PRO and Sonalleve.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our 2024 Annual Report.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation activities described below, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our assessment, management believed that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective based on those criteria as a result of a material weakness in internal control over financial reporting discussed in the paragraphs below.

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

During the three months ended September 30, 2025, we continued to take steps to implement our remediation plan with respect to the material weakness identified in our internal control over financial reporting. Specifically, in an effort to address the identified material weakness and enhance our internal controls related to revenue recognition, management expanded the finance team to include more Chartered Professional Accountants (CPAs) with technical expertise and experience in evaluating more complex areas of US GAAP, specifically contract terms and arrangements with customers, and engaged third-party consultants to assist with assessing the accounting for more complex revenue contracts, as necessary. Management’s efforts are ongoing and its remediation plan is expected to be completed during 2025.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our 2024 Annual Report. Except as set forth below, there have been no material changes to the risk factors described in the 2024 Annual Report.

There is substantial doubt about whether we can continue as a going concern.

As of September 30, 2025, we held cash of $24,826, which we believe will not be sufficient to finance all of our planned business operations over the next year. Accordingly, there is substantial doubt as to whether existing cash resources are sufficient to enable us to continue our operations for the next 12 months as a going concern. Our management is evaluating and pursuing different strategies to obtain the required funding for our operations. These strategies may include but are not limited to public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. There can be no assurance that these funding efforts will be successful. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even liquidate our business interests and investors may lose their investment.

Any default under our existing debt that is not waived by the applicable lender could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares.

We are required to comply with the covenants in the CIBC Credit Agreement and such covenants may create a risk of default on our debt if we cannot satisfy or continue to satisfy these covenants. If we are determined not to have complied or in the future cannot comply with a debt covenant or anticipate that we will be unable to comply with a debt covenant under any debt instrument we are a party to, including the CIBC Loan, management may seek a waiver and/or amendment to the applicable debt instrument in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. On March 31, 2024, we were in breach of the covenant in the CIBC Loan that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year. Prior to such breach, we obtained a waiver from CIBC, pursuant to which CIBC has waived such breach. On September 26, 2023, an amendment to the CIBC Loan changed financial covenants. The revised covenants specified that unrestricted cash must be greater than either (i) negative EBITDA for the most recent nine-month period or (ii) $7,500, reported monthly. Additionally, recurring revenue for any fiscal quarter must be 15% greater than the same quarter in the prior fiscal year, reported quarterly. As of December 31, 2024, we were in compliance with these covenants. On August 1, 2025, we were in breach of the covenant that unrestricted cash must be greater than either (i) negative EBITDA for the most recent nine-month period or (ii) $7,500. CIBC waived such breach for the period beginning on August 1, 2025 through the date of an amendment to the CIBC Credit Agreement on September 30, 2025, which revised the liquidity covenant to state that unrestricted cash must at all times be the greater of: (i) to the extent EBITDA is negative for such period, EBITDA for the most recent six-month period, or (ii) $10,000, reported on a monthly basis. We were in compliance with these financial covenants as of September 30, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated cash levels.

If we default under a debt instrument, including the CIBC Loan, and the default is not waived by the lender(s), the debt extended pursuant to the CIBC Loan and any other debt instruments could become due and payable prior to its stated due date. If such event were to occur in the future, we cannot give any assurance that (i) CIBC and/or our other lenders will agree to any covenant amendments or waive any covenant breaches or defaults that may occur, and (ii) we could pay this debt if it became due prior to its stated due date. As per management’s most recent forecasts, we project to be in violation of one of the financial covenants under the CIBC Credit Agreement by June 30, 2026, where unrestricted cash will no longer exceed the required liquidity amount for the most recent six-month period. As per the terms of the CIBC Credit Agreement, based on this projected breach, CIBC may exercise the right to declare the outstanding debt obligation as immediately due and payable. Accordingly, if we are unable to negotiate a covenant waiver or replace or refinance our existing debt on favorable terms or at all, such default could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares. Future compliance with the financial covenants included in the CIBC Loan is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

PROFOUND MEDICAL CORP.

Date: November 13, 2025	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Rashed Dewan
Name: Rashed Dewan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)