Form 10-K
period 2025-12-31
Profound Medical Corp.
filed 2026-03-05
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $152,237,865.

As of March 5, 2026, the registrant had 36,293,640 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Profound Medical Corp. (“Profound” or the “Company”), a corporation organized under the laws of Ontario, Canada, qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) in the United States. The Company has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (the “SEC”) instead of filing on the reporting forms available to foreign private issuers.

Although the Company has voluntarily chosen to file periodic reports and current reports, as well as registration statements, on U.S. domestic issuer forms, the Company will maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

i

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2025, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our ability to maximize capture of future milestones payments, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

PART I

Item 1.    BUSINESS

We are a commercial-stage medical device company focused on the development and marketing of AI-powered, MRI-guided, incision-free therapies for the ablation of diseased tissue utilizing our platform technologies. Our lead product, the TULSA-PRO system, combines real-time MRI, robotically-driven transurethral sweeping action/thermal ultrasound and closed-loop temperature feedback control to ablate whole gland or physician defined region of malignant or benign prostate tissue. The TULSA-PRO system has been shown in clinical and commercial settings to be an effective tool for physicians who are treating prostate diseases including cancer and other conditions such as benign prostatic hyperplasia (“BPH”).

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

Our business model consists of two components - sales of capital equipment and recurring non-capital equipment which includes one-time-use devices for each patient treated and related services. Our financial strategy to date has been to raise sufficient funds through securities offerings and bank financings to fund specific programs within a focused budget, and, following the August 2019 FDA clearance of our TULSA-PRO system, to drive commercial utilization. As our commercialization efforts increase and/or further program development costs increase, we may need to raise additional capital. See “Risk Factors” for more information.

Our Technology Platform

Based on the clinical data from the TACT pivotal trial and additional studies conducted in the European Union (EU), we believe physicians may elect to use TULSA-PRO to ablate benign or malignant prostate tissue in patients with a variety of prostate diseases, including prostate cancer and BPH. Prostate cancer is one of the most common types of cancer affecting men. The annual incidence of newly diagnosed cases in 2026 is estimated to reach 333,830 in the United States according to the American Cancer Society, representing about one third of all new cancer diagnoses in men. The American Cancer Society further estimates that there are currently 3.3 million men living with prostate cancer in the United States, increasing to 5.8 million men when also including EU. Although 10-year survival outcomes for localized prostate cancer remain favorable, it remains the second-leading cause of cancer death in American men, behind only lung cancer. BPH is a histologic diagnosis that refers to the proliferation of smooth muscle and epithelial cells within the prostatic transition zone. According to the American Urological Association, BPH is nearly ubiquitous in the aging male population with worldwide autopsy-proven increase in histological prevalence starting at ages 40 to 45 years, reaching 60% at age 60 and 80% at age 80.

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

A prospective Phase II clinical study of TULSA-PRO® for BPH has been conducted with 1-year outcomes published in 2025. All measures of urinary function and quality of life improved during the twelve-month follow up among the 30 subjects included and treated. The median patient age at treatment was 67 years. During the 12‐month post‐TULSA follow‐up, prostate volume decreased from a median of 52 to 32 mL, and PSA levels decreased from 3.1 to 1.5 μg/L. The maximum flow rate increased from 11.1 to 18.3 mL/s (P < 0.001), and the average flow rate increased from 4.2 to 9.1 mL/s (P < 0.001). Residual volume decreased from 71 to 40 mL, and voided volume increased from 211 to 301 mL. The International Prostate Symptom Score (IPSS) decreased from 17 to 4 (P < 0.001), and IPSS quality of life score improved from 4 to 1 (P < 0.001). The 26‐item Expanded Prostate Cancer Index Composite urinary irritative/obstructive scores improved from 66 to 94 (P < 0.001), and urinary incontinence scores improved from 86 to 100 (P = 0.008). Sexual function remained stable or improved. A total of 13 adverse events (“AEs”) were recorded, including 11 Grade II events (urinary tract infections/retentions) and one Grade IIIb event (epididymitis requiring drainage under general anaesthesia). All AEs resolved during follow‐up.

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

CAPTAIN trial

CAPTAIN (A Comparison of TULSA Procedure vs. Radical Prostatectomy in Participants with Localized Prostate Cancer, NCT05027477) is a prospective, multi-centre randomized controlled trial with target enrollment of 201 subjects (2:1 randomization) aimed at comparing the safety and efficacy of the TULSA procedure (performed with the TULSA-PRO system) with robotic radical prostatectomy (“RP”) in men with organ-confined, intermediate-risk, Gleason Score 7 (Grade Group 2 and 3) prostate cancer. Enrollment and treatment in the CAPTAIN trial were completed in 2025 with a total of 211 subjects, with 148 subjects randomized to receive one or two TULSA procedures, and 63 subjects randomized to receive RP. CAPTAIN is the first fully-recruited multicenter RCT of ablation vs. radical treatment of intermediate-risk prostate cancer. The trial sites are primarily located in the United States, with the exception of two sites in Canada and one in Europe.

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

CAPTAIN perioperative outcomes were presented at Professional Society Annual Scientific Meetings in 2025, including the American Urological Association (AUA), Radiological Society of North America (RSNA) and the Society of Urological Oncology (SUO). Baseline patient characteristics were balanced between both arms of the study.

Perioperative outcomes demonstrate that TULSA is statistically and clinically significantly superior to robotic prostatectomy in blood loss, length of stay, post-procedure pain, and recovery to baseline activities and overall health.

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

Business Strategy

We initiated our launch of the TULSA-PRO system in the United States in the fourth quarter of 2019 and the first patient was treated in the United States in a clinical service setting in January 2020. Since then, our business model has evolved in the United States to a capital sales model in addition to the purely recurring revenue model that we have been using since 2019.

We generate revenues in the United States, EU and Asia. For the year ended December 31, 2025, approximately 76%, 5% and 19% of revenues were generated in the United States, EU and Asia, respectively, compared to approximately 78%, 8% and 14%, respectively for the year ended December 31, 2024. Revenue on a quarter over quarter basis is expected to fluctuate given that we are maintaining a limited European commercial effort and remain primarily focused on the U.S. market.

Our TULSA-PRO system is primarily marketed to early adopter physicians who specialize in treatment of prostate disease including urologists and radiologists at opinion leading hospitals. TULSA-PRO services are available at either independent imaging centers or at hospitals.

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

We also collaborate with our strategic partners Philips, GE and Siemens for lead generation and distribution of capital equipment.

On December 2, 2024, Profound Medical and Siemens Healthineers announced a definitive co-sales and co-marketing agreement of its TULSA-PRO and Free. Max MRI, to offer a complete solution for MRI-guided prostate therapy.

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

Competition

TULSA-PRO

The TULSA-PRO system is intended to ablate benign and malignant prostate tissue, however there are other treatment options for prostate disease. There are currently no marketed devices indicated for the treatment of prostate diseases or prostate cancer and our FDA indication and CE Mark in the EU also do not include treatment of any particular disease or condition. However, there are a number of devices indicated for the destruction or removal of prostate tissue and devices indicated for use in performing surgical procedures that physicians and surgeons currently utilize when treating patients with prostate disease, including prostate cancer. Approaches that physicians and surgeons currently use to address prostate disease include: (1) watchful waiting/active surveillance; (2) simple prostatectomy; (3) radical prostatectomy (includes open, laparoscopic and robotic procedures); (4) radiation therapies including, external beam radiation therapy, brachytherapy and high dose radiation; and (5) focal ablation techniques including cryoablation, trans-rectal high intensity focused ultrasound (“HIFU”), irreversible electroporation (IRE) and water steam ablation. In addition, certain adjunct or less common procedures are used or are under development to address prostate disease, such as androgen deprivation therapy and proton beam therapy.

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

We believe that the flexibility of the TULSA-PRO system may allow the Company to demonstrate its use as a tool for ablating benign and malignant diseased prostate tissue with greater speed and precision than current options while minimizing potential side effects. We believe that the TULSA-PRO system may overcome certain limitations of other devices and methodologies for removing or addressing diseased prostate tissue including HIFU, such as complications associated with trans-rectal delivery, limitations relating to prostate size, and morbidity when whole-gland ablation is performed. We believe that a transurethral (inside out) ablation approach with millimeter accuracy has advantages over HIFU, IRE and water steam in ablating the whole gland safely.

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

Intellectual Property

Our intellectual property is comprised of a broad and world-wide portfolio of patents, patent applications, trademarks, copyrights, trade secrets and other proprietary assets. Our intellectual property portfolio is both growing and dynamic and includes approximately 40 patent families representing approximately 169 granted or allowed patents and 29 patent applications in various stages of review and prosecution around the world.

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

The TULSA-PRO system, Sonalleve, and any future medical devices that we may develop, will be classified by the FDA under the statutory framework described in the FFDCA. Medical devices are classified into three classes from lowest risk (class I) to highest risk (class III). Unless an exemption applies, medical devices require FDA clearance or approval prior to commercial sale in the United States depending on the assigned risk class. Most class I devices and some class II devices are exempt from premarket review requirements. Class I devices are subject to “general controls,” which include establishment registration and device listing, quality management system requirements, labeling requirements, medical device reporting, and reporting of corrections and removals.

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

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device and for which safety and effectiveness cannot be assured solely by the general controls and special controls are placed in class III. Such devices require FDA approval of a premarket approval application, or PMA, demonstrating reasonable assurance of safety and effectiveness of the device, prior to commercial distribution, unless the device is a preamendments device not yet subject to a regulation requiring premarket approval. Class III devices are subject to the general controls and any conditions of approval in the PMA approval order, which can include postmarket study requirements. The PMA process requires the manufacturer to demonstrate through extensive data, including data from preclinical studies and one or more clinical studies, that the device is safe and effective for its proposed indication. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with quality management system requirements.

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

After a device is placed on the market, numerous regulatory requirements apply. Device manufacturers must register their establishments annually, list the devices they manufacture and pay an annual registration fee. Device manufacturers are also subject to the quality management system rules described in the Quality System Regulation (“QSR”), which includes both design control requirements and other current good manufacturing practice (“cGMP”) requirements (such as requirements for purchasing controls, document controls, production and process controls, labeling and packaging controls, control of nonconforming product, complaint handling, corrective and preventative actions, storage, handling, distribution, and servicing). The FDA issued a new final rule called the

Quality Management System Regulation (“QMSR”) to harmonize the FDA’s medical device cGMP regulations with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016). The effective date for the QMSR final rule is February 2, 2026. Until then, manufacturers are required to comply with the QSR. Devices must also be labeled in accordance with the FDA’s device labeling regulations, including Unique Device Identification requirements. The FDA also regulates the promotion of medical devices, including a requirement that all device promotion be truthful and non-misleading and a prohibition against the promotion of devices for “off-label” uses, i.e., uncleared or unapproved uses.

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

The FDA has broad enforcement authority to take action against a failure to comply with the clinical trial, premarket review, or postmarket regulatory requirements discussed above and the agency conducts routine inspections of device manufacturers to determine compliance with these requirements. FDA enforcement typically takes the form of inspectional observations at the close of inspection, a warning letter (a public letter alleging violations of regulatory significance), or an untitled letter (a typically non-public letter alleging violations of lesser significance). However, the FDA has authority to take, or recommend that the U.S. Department of Justice take, additional enforcement actions, including: civil monetary penalties, criminal fines and prosecution, injunctions, product seizure, withdrawal of marketing authorizations, mandatory recall, and import detentions.

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

Therefore, when the MDD certificates become void, medical devices need to fully comply with the New EU MDR. The New EU MDR changed several aspects of the regulatory framework for medical device marketing in Europe in order to increase regulatory oversight of all medical devices marketed in the EU (which, in turn, increased the costs, time and requirements to place innovative or high-risk medical devices on the European market). The New EU MDR among other things:

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

An overarching requirement under the New EU MDR is that any device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must meet the performance specifications intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. To that effect, the European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. A harmonized standard is a European standard developed by a recognized European Standards Organization. While not mandatory, compliance with harmonized standards is a way for manufacturers to demonstrate that products comply with relevant EU legislation.

To demonstrate compliance with the General Safety and Performance Requirements (“GSPRs”) set forth in the New EU MDR, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification, similar to the conformity assessment procedure under the MDD. Conformity assessment procedures require an assessment of the technical documentation, including the device description, the design stages, the manufacturing process, available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the GSPRs (except for any parts which relate to sterility or measuring functions), a conformity assessment procedure requires the intervention of a Notified Body. A Notified Body typically audits and examines a product’s technical dossiers and the manufacturer’s quality management system (which must, in particular, comply with ISO 13485 related to Medical Devices Quality Management Systems). If satisfied that the medical device conforms to the relevant GSPRs, the Notified Body issues a certificate of conformity, which is valid for a fixed duration (not to exceed five years) and which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, allowing the device to be legally marketed throughout the EU.

Throughout the term of the certificate, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the Notified Body before it renews the relevant certificate(s).

As a general rule, demonstration of conformity of medical devices with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. In order to demonstrate safety and effectiveness for their medical devices, manufacturers must, save limited exceptions, conduct clinical investigations in accordance with the requirements of Annex VII and Annex XV to the New EU MDR. Clinical investigations for medical devices usually require the approval of an ethics committee and approval by the national regulatory authorities. Both regulators and ethics committees also require the submission of periodic safety reports during a study and may request a copy of the final study report.

After a device is placed on the market, it remains subject to significant regulatory requirements. For CE marked devices, certain modifications to the device or quality system depending on the conformity assessment procedure used must be submitted to and approved by the Notified Body before placing the modified device on the market. Under new device registration rules, economic operators, including device manufacturers, must register their new devices in the EUDAMED database starting May 28, 2026, and legacy devices placed on the market before May 28, 2026 must be registered in EUDAMED by November 28, 2026. Additionally, manufacturers and authorized representatives must now appoint a person responsible for regulatory compliance.

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

On July 11, 2024, it was announced that U.S. Centers for Medicare and Medicaid Services (“CMS”) has issued its proposed rules establishing, for the first time, a Category 1 CPT code for the TULSA procedure, which became effective January 1, 2025.

TULSA has three Category 1 CPT codes to cover how therapy is delivered depending on if there are one or two physicians involved in the procedure: 51721 TULSA Device Management and 55881 TULSA Treatment, when two physicians are involved in the procedure, and 55882 TULSA Complete Procedure, when performed by a single physician. TULSA has a 0-day global period, indicating that the payment associated with the codes will only cover the work performed on the day TULSA is performed. Physicians will thereby bill for any pre or post patient visit separately using existing codes. This will provide physicians with the most flexibility to assess the appropriate number of visits needed by each patient and enable their safe and fast recovery. TULSA codes have also been assigned to all three relevant sites of service: Hospital Outpatient (“HOPD”), Ambulatory Surgical Center (“ASC”), and Private Office/Non-Facility (“OBL”). The spectrum of the location of service will ensure patients can be treated in whatever setting they and their physician believe appropriate and convenient for each patient.

For Hospital Payment, the Final Rule has established TULSA CPT 55882 as a Level 7 Urology Ambulatory Payment Classification (“APC”) for 2026 with a Medicare National Average payment of $13,479. For ASCs, the facility payment for CPT 55882 will be $10,874 (Medicare National Average). These payment rates are higher than the Final Rule for mainstream treatment modalities for prostate cancer, such as robotic radical proctectomy (Laparoscopy Level 2), as well as for benign prostatic hyperplasia (BPH) treatments, such as Aquablation (Urology Level 6).

The Final Rule for the Physician Fee Schedule has set the total Facility (HOPD or ASC) Relative Value Units (“RVU”) at 5.75 for CPT 51721 TULSA Device Management and 12.86 RVU for CPT 55881 TULSA Treatment, when 2 physicians are involved in the TULSA procedure. If one physician performs the complete TULSA procedure, the RVU is 15.80 for CPT 55882.

The Proposed Rule for Physician fee schedule for Non-Facility (OBL or Private Office) has set RVU at 16.90 for CPT 51721 TULSA Device Management and 277.55 RVU for CPT 55881 TULSA Treatment, when 2 physicians are involved in the TULSA procedure. If one physician performs the complete TULSA procedure, the RVU is 288.50 for CPT 55882.

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

The below tables summarize the rule Codes, RVUs and Facility Dollar Amounts.

Employees and Human Capital Resources

As of December 31, 2025, we had 162 employees, all of whom were full-time employees. 17 of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be in good standing and no issues have been noted.

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

We commenced operations in June 2008 and only began generating revenues in 2017. As of December 31, 2025, we had an accumulated deficit of $287,740,000 and had cash and cash equivalents of $59,723,000. Since inception, we have incurred significant losses each year. For the year ended December 31, 2025, we recorded a net loss of $42,570,000, and for the year ended December 31, 2024, we recorded a net loss of $27,816,000. We have incurred and we expect to incur additional significant operating losses even as we commercialize the TULSA-PRO system in the United States, which requires significant expenditures to increase our sales and marketing capabilities and expand our manufacturing and distribution capacity, as well as other expenses related to increasing reimbursement coverage and gaining market acceptance among patients, physicians/clinicians and others in the medical community. In addition, we plan to continue product research and development and clinical trials and may pursue additional regulatory approvals. While we currently expect to have sufficient cash to finance our operations for at least the next 18 months, our cash runway is based on a number of assumptions that may prove inaccurate, including the timing and level of product sales and gross margins, the pace of hiring and investments in commercial and manufacturing scale-up, and the timing and magnitude of clinical and regulatory expenditures. A shortfall in expected cash inflows or higher-than-anticipated cash outflows could require us to curtail, delay or eliminate planned activities and/or to seek additional financing sooner than we anticipate. There is no assurance that we will ever successfully commercialize our systems, generate significant revenues from our approved products or achieve profitability. Even if profitability is achieved, we may not be able to sustain or increase profitability. Our failure to achieve or maintain profitability could negatively impact the value of the Common Shares.

Our business is capital intensive and requires significant investment to increase our commercial capacity for our approved products, and the resources to do so may not be available in amounts or on terms acceptable to us, if at all.

Our business requires substantial capital investment in order to commercialize our approved products, in particular to expand our sales and marketing capabilities and increase our manufacturing capacity, as well as to conduct research and development and to obtain regulatory approvals for existing products and future product candidates. In order to secure financing, if available, it is likely that we would need to sell additional Common Shares and/or securities that are exchangeable for or convertible into Common Shares, incur additional indebtedness and/or enter into development, manufacturing, distribution and/or licensing relationships. Our Amended and Restated Credit Agreement, dated March 3, 2025, between us and Canadian Imperial Bank of Commerce (“CIBC”) (the “CIBC Credit Agreement”) (which amended and restated our original credit agreement with CIBC entered into on November 3, 2022 (the “Original CIBC Credit Agreement”)), includes covenants which require us to achieve certain financial performance measures and contains restrictions on our ability to incur additional debt. Any future equity financing may be dilutive to existing shareholders. Any future debt financing arrangements we enter into would likely contain restrictive covenants that would impose significant operating and/or financial restrictions on us. The availability of equity or debt financing will be affected by, among other things, our commercial progress and market acceptance in respect of the TULSA-PRO system and other approved products, as well as the results of our research and development, our ability to obtain regulatory approvals, the state of the capital markets generally, strategic alliance agreements, and other relevant considerations.

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

Our reliance on our distributors for a portion of our sales exposes us to heightened collection and credit risks, which could adversely affect our cash flows and results of operations. Many of our sales to distributors are made on open credit, and customary payment terms may be longer in certain international markets. Given the broad geographic coverage of our distributor relationships, we have in the past and may in the future experience difficulties surrounding the collection of payments. Our exposure to credit risks of our collaborative partners may increase if our collaborative partners and their end customers are adversely affected by global or regional economic conditions.

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

We may set goals for and make public statements regarding the timing of the accomplishment of objectives material to our success, such as the timing and extent of product launches in the jurisdictions where they are approved for marketing and sale, in particular our expected commercialization of the TULSA-PRO system following FDA clearance in the United States; third-party reimbursement for our approved products; the timing and terms of any collaborations, partnerships, licenses, acquisitions or other agreements; the commencement and completion of clinical trials, including follow-up data on our TACT Pivotal Clinical Trial and CAPTAIN trial; and anticipated regulatory submission and approval dates for our products in additional jurisdictions, and for future product candidates. The actual timing of these events can vary dramatically due to factors such as the uncertainties inherent in the arrangements sufficient to commercialize our products, including in respect of manufacturing, distribution and marketing, as well as market competition and adverse results from our clinical trials, and other factors as described herein, many of which are beyond our control. There can be no assurance that we will achieve our commercialization goals in respect of the TULSA-PRO system in the United States, or that future efficacy and safety results from our TACT Pivotal Clinical Trial and CAPTAIN trial will be favorable. If we fail to commercialize the TULSA-PRO system in the United States or any other approved products in the time frame and to the extent that we anticipate, our business, results of operations and financial condition may be materially adversely affected, and the price of the Common Shares could decline.

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

We currently intend to partner with one or more additional cGMP-compliant and FDA-registered contract manufacturers for our TULSA-PRO systems in the United States. However, we may not be successful in establishing or maintaining such partnerships on acceptable terms or in the timeframe necessary to commercialize our products successfully, or at all.

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

We, the FDA or other regulatory authorities may suspend or terminate a clinical trial at any time if it is determined that enrolled subjects may be or are being exposed to unacceptable health risks, including the risk of death, that our devices are not manufactured under acceptable conditions or with acceptable quality, or that the trial is not being conducted according to the protocol and in compliance with GCP and other regulatory requirements. Further, success in nonclinical studies and early clinical trials does not mean that future clinical trials will be successful because medical devices and/or treatment options in later stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other regulatory authorities despite having progressed through initial clinical trials. We cannot be sure that the later trials will replicate the results of prior trials.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP regulations and international standards relating to the conduct, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties, over which we have limited control, to manage those operations does not relieve us of these responsibilities and requirements. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We also are required to register ongoing clinical trials and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov in the United States, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The development and use of AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation, or otherwise materially harm our business.

AI is increasingly used in medical technology to enhance performance and efficiency. To support this, various AI approaches were evaluated to identify opportunities to improve efficiencies. AI has already been integrated into certain products and services, including the use of machine learning for automatic prostate segmentation, automatic ultrasound applicator alignment, and prediction of treatment times in TULSA-PRO. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the United States, the recent Executive Order concerning AI may result in extensive new federal rule-making. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

As necessary, we have developed policies governing the use of AI to encourage appropriate use of AI by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to any policies that we may establish could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

A portion of our employees are unionized, and our good labor relations may not continue.

As of December 31, 2025, 17 of our employees in Vantaa, Finland were unionized. Currently, labor relations are in good standing and no issues have been noted; however, the maintenance of a productive and efficient labor environment cannot be assured. If any of our employees at our other manufacturing facilities unionize in the future, or if protracted and extensive work stoppages occur, labor disruptions such as strikes or lockouts could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are regulated as medical devices in the United States and other jurisdictions. We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, classification and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval trials; and product import and export.

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

The PMA approval, 510(k) clearance and De Novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process can take anywhere from three to 12 months or longer to complete. The process of obtaining PMA approval or De Novo classification is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, PMAs and De Novo classification requests generally require the applicant to have conducted one or more clinical trials. Despite the time, effort and cost expended in seeking a marketing authorization, there is no assurance that the FDA will grant it. Any delay or failure to obtain necessary regulatory marketing authorizations could harm our business. Furthermore, even if we are granted such marketing authorizations, they may include significant limitations on the indicated uses for the device, which may limit the potential commercial market for the device.

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

Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB and must comply with FDA regulations, including but not limited to those relating to GCP requirements. To conduct a clinical trial, we must also obtain each subject’s informed consent which must comply with FDA requirements, state and federal privacy regulations and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Additionally, we may decide at any time, for business or other reasons, to terminate a clinical trial. Following completion of a clinical trial, we would need to collect, analyze and present the data in an appropriate submission to the FDA. Even if a study is completed and submitted to the FDA, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device for its intended use, or may be equivocal or otherwise not be sufficient to obtain FDA clearance or approval of our product. In addition, the FDA may perform a bioresearch monitoring inspection of a study, and if it finds deficiencies, we will need to expend resources to correct those deficiencies, which may delay clearance or approval or the deficiencies may be so great that the FDA could refuse to accept all or part of the data or could trigger enforcement action.

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

Delays in subject enrollment or failure of trial subjects to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial. Patient enrollment in our clinical trials may be affected by many factors including:

●	the use of the investigational device and the nature of the procedures being performed under the clinical trial protocol;
●	the existence of a competing device with FDA marketing authorization and long-term data supporting its safety and efficacy;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of our investigational devices in relation to other available therapies, including any new product candidates that may be approved for the indications we are investigating;

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the eligibility criteria for the trial in question;
●	subject compliance with the trial protocol;
●	the design of the clinical trial;
●	the referral practices of physicians;
●	limitations placed on enrollment by regulatory authorities or other bodies;
●	the ability to monitor trial subjects adequately during and after treatment;
●	the proximity and availability of clinical trial sites for prospective subjects;
●	efforts to facilitate timely enrollment; and
●	other clinical trials competing for the same target patients as those of our clinical trials.

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

Our authorized products, and any other products for which we obtain regulatory clearance or approval, as well as the respective manufacturing processes, postmarket surveillance and reporting, post-approval clinical testing and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other regulatory bodies (and Notified Bodies, as applicable). In particular, we and some of our suppliers are required to comply with cGMP standards for the manufacture of medical devices and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain regulatory clearance or approval. Regulatory bodies, such as the FDA, enforce device cGMP requirements, such as the QSR and QMSR in the United States, and other regulations through periodic announced or unannounced inspections. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections.

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

In the United States, the FDA and other federal and state agencies, including the U.S. Department of Justice, closely regulate compliance with all requirements governing medical device products, including requirements pertaining to marketing and promotion of devices in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FFDCA and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, or the later discovery of previously unknown adverse events or other problems with our products could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees or civil penalties;
●	customer notifications for repair, replacement or refunds;
●	recall, withdrawal, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for premarket review or marketing authorization of new products or modified products;
●	operating restrictions;
●	suspension, modification, or withdrawal of marketing authorizations that have already been granted;
●	refusals to allow imports and/or to issue documentation necessary to facilitate exports;
●	refusal to grant export approval for our products; or
●	imposition of administrative or criminal penalties.

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

We have developed and maintain a quality management system for medical devices intended to ensure quality of our products and activities. The system is designed to be in compliance with regulations in many different jurisdictions, including the QSR, and the new QMSR effective as of February 2, 2026, mandated by the FDA in the United States and the requirements of the MDD and New EU MDR in the European Union, including the international standard ISO 13485 required by the member states in Europe that recognize the CE Mark.

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

Our contract manufacturers must comply with applicable FDA, EU, Health Canada and other applicable foreign regulations, which include quality control and quality assurance requirements, as well as the corresponding maintenance of records and documentation and manufacture of devices according to the specifications contained in the applicable regulatory file. The manufacturing practices of our third-party suppliers are subject to ongoing regulation and periodic inspection. In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the QSR, and starting on February 2, 2026 the new QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, and servicing of medical devices. Furthermore, we will be required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR/QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our authorized device products also subject to similar state regulations and various laws and regulations of other countries governing manufacturing. If our contract manufacturers do not or cannot comply with these requirements, our ability to commercialize our approved products may be adversely affected.

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

If a substantial change is made to a device relying on an MDD certificate it will no longer benefit from the transition period set out in the New EU MDR. In this case the product would need to be CE marked under the New EU MDR to be placed on the market. Once CE marked under the New EU MDR these changes must be disclosed to our Notified Body in the EU before implementation. The Notified Body will then assess the changes and verify whether they affect the product’s conformity with the General Safety and Performance Requirements. If the assessment is favorable the Notified Body will issue a new CE Certificate of Conformity or an addendum to the existing certificates attesting compliance with the General Safety and Performance Requirements. We may also be required to assess the new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. As a result, we could incur increased production costs, experience delays in deliveries of our products, suffer damage to our reputation, and experience a material adverse effect on our business, financial condition, and results of operations.

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

The governments and regulatory authorities in the United States, the European Union, Canada and other markets in which we expect to sell our devices may propose and adopt new legislation and regulatory requirements relating to medical product approval criteria, manufacturing and marketing requirements. In addition, regulations and guidance promulgated by the FDA, the European Commission, Health Canada, and other regulatory bodies are often revised or reinterpreted by the agency and other relevant regulatory bodies in ways that may significantly affect our business and products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed and what the impact of such changes, if any, may be. Such legislation or changes in regulatory requirements, or the failure to comply with such, could adversely impact our operations and could have a material adverse effect on our business, financial condition and results of operations.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example, the California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, in 2018, California enacted the California Consumer Privacy Act (“CCPA”) which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. While there is currently an exception for PHI that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. In addition, the California Privacy Rights Act (“CPRA”) was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. A number of other states have either enacted their own omnibus privacy laws or continued to deliberate and introduce similar privacy law proposals. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework (the “Framework”). The Framework provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address points raised by the Court of Justice of the European Union in a July 2020 decision that invalidated the previous EU-US data transfer framework. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The Commission will continually review developments in the U.S. along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some patients or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective patients or other business relationships.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, the next FDA user fee reauthorization package entered the stakeholder negotiation phase in mid-2025, and any agreement will be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the medical device user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s performance goals for activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may also slow the time necessary for new medical products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and stop critical activities. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Relating to the International Scope of our Business

Our business, financial condition, cash flows and results of operations are subject to risks arising from our international operations, including currently imposed and potential future tariffs and trade measures.

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

As of March 2026, U.S. tariff actions announced in 2025 have been halted and replaced with new tariff actions, which are subject to ongoing litigation and negotiations. Under the tariff actions, most Canada- and Mexico-origin goods that do not claim and qualify for preferential treatment under the U.S. – Mexico – Canada Agreement (USMCA) are subject to additional duties. The scope and rates of these measures, available exclusions, and their interaction with pre-existing tariffs may change based on court outcomes, administrative guidance, and bilateral or multilateral arrangements. We continually assess the direct and indirect impacts to our business of such tariffs, retaliatory tariffs or other trade protectionist measures implemented as this situation develops, and such impacts could be material. At this time, there has been no significant impact to our business.

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

The market price of our Common Shares could decline as a result of issuances of securities (including our Common Shares) by us, exercises of outstanding options for additional Common Shares or sales by our existing shareholders of Common Shares in the market, or the perception that these issuances or sales could occur. Sales of Common Shares by shareholders may make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of December 31, 2025, there were a total of 2,142,522 outstanding share options issued under our Share Option Plan, 859,335 Restricted Stock Units (“RSUs”), 135,490 Deferred Stock Units (“DSUs”) issued. In addition, as of December 31, 2025, the maximum number of Common Shares reserved for issuance under this plan is 4,718,173 Common Shares or such other number as may be approved by the holders of the voting shares of the Company.

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

The market price of our Common Shares could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	delays in respect of our commercialization of the TULSA-PRO system in the United States;
●	adverse results or delays in our future planned data collection for the TACT Pivotal Clinical Trial and any future clinical trials that we may conduct;
●	regulatory actions with respect to our products and/or product candidates;
●	changes in laws or regulations applicable to our products or any future product candidates, including but not limited to clinical trial requirements for approvals;
●	actual or anticipated fluctuations in our financial condition and operating results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	competition from existing products or new products that may emerge;
●	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	additions or departures of key management or scientific personnel;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for its products;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales or issuances of our Common Shares by us, our insiders or our other shareholders, including by exercise of outstanding options; and
●	general economic and market conditions, including tariffs or trade restrictions.

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

We are required to comply with the covenants in the CIBC Credit Agreement and such covenants may create a risk of default on our debt if we cannot satisfy or continue to satisfy these covenants. If we are determined not to have complied or in the future cannot comply with a debt covenant or anticipate that we will be unable to comply with a debt covenant under any debt instrument we are a party to, including the CIBC Credit Agreement, management may seek a waiver and/or amendment to the applicable debt instrument in respect of any such covenant in order to avoid any breach or default that might otherwise result therefrom. On March 31, 2024, we were in breach of the covenant in the Original CIBC Credit Agreement that revenue for any fiscal quarter must be 15% greater than revenue for the same fiscal quarter in the prior fiscal year. Prior to such breach, we obtained a waiver from CIBC, pursuant to which CIBC has waived such breach. On September 26, 2023, an amendment to the CIBC Credit Agreement changed financial covenants. The revised covenants specified that unrestricted cash must be greater than either (i) negative EBITDA for the most recent nine -month period or (ii) $7,500, reported monthly. Additionally, recurring revenue for any fiscal quarter must be 15% greater than the same quarter in the prior fiscal year, reported quarterly. As of December 31, 2024, we were in compliance with these covenants. On August 1, 2025, we were in breach of the covenant that unrestricted cash must be greater than either (i) negative EBITDA for the most recent nine-month period or (ii) $7,500. CIBC waived such breach for the period beginning on August 1, 2025 through the date of an amendment to the CIBC Credit Agreement on September 30, 2025, which revised the liquidity covenant to state that unrestricted cash must at all times be the greater of: (i) to the extent EBITDA is negative for such period, EBITDA for the most recent six-month period, or (ii) $10,000, reported on a monthly basis. As of December 31, 2025, we were in compliance with these financial covenants. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated cash levels. If we default under a debt instrument, including the CIBC Loan, and the default is not waived by the lender(s), the debt extended pursuant to the CIBC Loan and any other debt instruments could become due and payable prior to its stated due date. If such event were to occur in the future, we cannot give any assurance that (i) CIBC and/or our other lenders will agree to any covenant amendments or waive any covenant breaches or defaults that may occur, and (ii) we could pay this debt if it became due prior to its stated due date. Accordingly, if we are unable to negotiate a covenant waiver or replace or refinance our existing debt on favorable terms or at all, such default could materially adversely impact our results of operations and financial results and may have a material adverse effect on the trading price of our Common Shares. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on June 30, 2026. We may in the future lose foreign private issuer status if a majority of our Common Shares are held in the United States and we fail to meet the additional requirements necessary to avoid loss of foreign private issuer status, such as if: (i) a majority of our directors or executive officers are U.S. citizens or residents; (ii) a majority of our assets are located in the United States; or (iii) our business is administered principally in the United States. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be significantly more than the costs incurred as an SEC foreign private issuer. If we lose our foreign private issuer status on this determination date, we would have to comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders would become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from certain corporate governance requirements under the Nasdaq listing rules. As a U.S. listed public company that is not a foreign private issuer, we would incur significant additional legal, accounting and other expenses that we do not currently incur as a foreign private issuer, as well as increased accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. We also expect that if we were required to comply with the rules and regulations applicable to U.S. domestic issuers, it would make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors.

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

We also lease office space at Äyritie 4B, 01510 Vantaa, Finland, pursuant to a lease agreement that expires in December 2026. This lease replaced a lease at the same address which expired in December 2025. The initial lease term for this lease was less than twelve months.

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

Stockholders

As of March 5, 2026, we had 36,293,640 outstanding common shares, no outstanding preferred shares, and approximately 9,557 holders of record of our outstanding common shares.

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

Overview

We are a commercial-stage medical device company focused on the development and marketing of AI-powered, MRI-guided, incision-free therapies for the ablation of diseased tissue utilizing our platform technologies and leveraging the healthcare system’s existing imaging infrastructure. Our lead product (the “TULSA-PRO system”) combines real-time MRI, robotically driven transurethral sweeping-action thermal ultrasound with closed-loop temperature feedback control for the ablation of prostate tissue. The product is comprised of one-time-use devices and capital equipment that are used in conjunction with a customer’s existing MRI scanner.

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

Results of Operations

The following selected financial information as at and for the years ended December 31, 2025 and 2024 have been derived from the audited consolidated financial statements and should be read in conjunction with those audited consolidated financial statements and related notes.

	For years ended December 31,
	2025	2024
	$	$
Revenue	16,098	10,680
Operating expenses	52,647	40,099
Other (income) expense	1,064	(5,244)
Net loss for the year	42,570	27,816
Basic and diluted loss per share	1.41	1.12

	Years ended
	December 31,
	2025	2024	Change
	$	$	$	%
Revenue	16,098	10,680	5,418	51%
Cost of sales	4,705	3,643	1,062	29%
Gross profit	11,393	7,037	4,356	62%
Gross margin	71%	66%

Expenses
Research and development	20,596	16,965	3,631	21%
Selling, general and administrative	32,051	23,134	8,917	39%
Total operating expenses	52,647	40,099	12,548	31%

Other (income) expense
Net finance (income) expense	(1,070)	(1,436)	366	(25)%
Net foreign exchange (gain) loss	2,134	(3,808)	5,942	(156)%
Total other (income) expense	1,064	(5,244)	6,308	(120)%

Net loss before income taxes	42,318	27,818	14,500	52%

Income taxes	252	(2)	254	(12,700)%

Net loss attributed to shareholders for the year	42,570	27,816	14,754	53%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(2,283)	2,823	(5,106)	(181)%
Net loss and comprehensive loss for the year	40,287	30,639	9,648	31%

Loss per share
Basic and diluted net loss per common share	1.41	1.12	0.29	26%
Basic and diluted weighted average common share outstanding	30,232,966	24,765,503

Recent Developments

On December 22, 2025, we closed a public offering, resulting in the issuance of 5,142,870 common shares at a price of $7.00 per share, for gross proceeds of $36,000.

On December 30, 2025, we closed a private placement, resulting in the issuance of 921,428 common shares at a price of $7.00, for gross proceeds of $6,450.

Key Components of Our Results of Operations

Revenue

We deploy a hybrid revenue business model in the United States to market TULSA-PRO by charging for the system separately as capital and an additional charge for the one-time-use devices. The Sonalleve product is marketed primarily outside North America deploying a one-time capital sales model with limited recurring service revenue. Outside of North America, we generate most of our revenues from our system sales (both TULSA-PRO and Sonalleve) in Europe and Asia where we deploy a hybrid business model, charging for the system separately as capital and an additional charge for the one-time-use devices. Revenue is comprised of (a) recurring – non-capital revenue, which consists of the sale of one-time-use devices and services associated with extended warranties and (b) capital equipment, which is the one-time sale of capital equipment and the lease of capital equipment.

For the year ended December 31, 2025, we recorded revenue totaling $16,098, with $6,368 from the one-time sale of capital equipment and $9,730 from recurring – non-capital revenue. For the year ended December 31, 2024, we recorded revenue of $10,680, with $2,440 from the one-time sale of capital equipment and $8,240 from recurring – non-capital revenue. The increase of $5,418 or 51% in revenue for the year ended December 31, 2025, was the result of higher recurring revenue and capital sales in the United States and overseas during 2025.

Cost of sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the year ended December 31, 2025, we recorded a cost of sales of $4,705, related to the sale of medical devices, capital and non-capital, which reflects a 71% gross profit. For the year ended December 31, 2024, we recorded a cost of sales of $3,643, related to the sale of medical devices, capital and non-capital, which reflects a 66% gross profit. The gross profit was higher in 2025 by $4,356 or 62% due to increased selling prices coupled with the growth in the number of capital systems sold.

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

For the year ended December 31, 2025, R&D expenses increased by $3,631, or 21% to $20,596 compared to $16,965 for the year ended December 31, 2024. The increase in R&D expenses was largely due to increased headcount, increased enrolment for the CAPTAIN trial and higher material expenditures and travel associated with the trial, and increased testing and design modification. These expenses promote the ongoing development and improvement of the products while further strengthening the commitment to a reliable and customizable product.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the year ended December 31, 2025 increased by $8,917, or 39% to $32,051 compared to $23,134 for the year ended December 31, 2024. The increase in SG&A was due to increased sales force and commission payments, increased travel for conferences, customer visits and educational events throughout the year. Offsetting these amounts was a decrease to insurance due to lower premium rates and a reduction in bad debt expense.

Net finance (income) expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; and (ii) interest income from cash and cash equivalents.

Net finance (income) expense decreased $366 to $(1,070) during the year ended December 31, 2025, compared to $(1,436) during the year ended December 31, 2024. The decrease in net finance (income) expense was due to the decrease in interest income from cash and cash equivalents due to a lower cash balance.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $59,723 compared to $54,912 as of December 31, 2024. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Loan (as defined below).

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

Use of Proceeds

2025 Offering and non-brokered private placement

We received net proceeds of $40,801 from the Public Offering and Private Placement completed in December 2025. We intend to use net proceeds from the Public Offering and Private Placement to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the Sonalleve system globally and for working capital and general corporate purposes.

On December 22, 2025, we received net proceeds of $34,379 from the public offering of 5,142,870 Common Shares at an offering price of $7.00 per share. On December 30, 2025, we received net proceeds of $6,422 from the private placement of 921,428 Common Shares at an offering price of $7.00 per share. We intend to use net proceeds from the public offering and private placement to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the Sonalleve system globally and for working capital and general corporate purposes. As of December 31, 2025, we had yet to use any of the proceeds.

CIBC Loan

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

On September 30, 2025, an amendment to the CIBC Credit Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis. We are in compliance with these financial covenants as of December 31, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

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

	Years ended December 31,
	2025	2024
	$	$
Cash provided by (used in) operating activities	(38,207)	(23,453)
Cash provided by (used in) investing	(242)	—
Cash provided by (used in) financing activities	41,138	54,696
Foreign exchange on cash	2,122	(2,544)
Net increase in cash	4,811	28,699

Operating Activities

Net cash provided by (used in) operating activities for the year ended December 31, 2025 was $(38,207). The principal use of the operating cash flows during the year related to a net loss of $42,570 and a decrease in net operating assets and liabilities of $1,713 and partially offset by non-cash charges of $6,076. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products and teams. This resulted in an increase in headcount, travel and R&D expenses. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

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

Investing Activities

Net cash provided by (used in) investing activities for the year ended December 31, 2025 was $(242) which consisted of purchases of property and equipment and intangible assets.

Financing Activities

Net cash provided by (used in) financing activities for the year ended December 31, 2025 was $41,138 primarily from the proceeds of the issuance of common shares of $41,420, net of issuance costs, and proceeds of $8 from the exercise of share options which were offset by the $290 repayments of long-term debt.

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

Contractual obligations

The following table summarizes our significant contractual obligations:

				December 31, 2025
					Between 1
	Carrying		Future cash	Less than 1	year and 5
	amount		flows	Year	years
	$		$	$	$
Accounts payables and accrued liabilities	5,378		5,378	5,378	—
Lease liability	213	[1]	216	216	—
Long-term debt	4,499		4,898	304	4,594
Total	10,090		10,492	5,898	4,594

1 Present value of the lease payments that are not paid, discounted using the interest rate implicit in the lease.

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

Critical accounting policies

Revenue

Revenue is derived primarily from the sale of the TULSA-PRO and Sonalleve systems and one-time use devices. All products generally include a one-year warranty.

We recognize revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration which we expect to be entitled to receive in exchange for those goods or services. To achieve this core principle, we apply the five-step revenue model to contracts within our scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Capital equipment

Capital equipment revenue consists of the sale of capital equipment including installation and training amounts, which includes sales to distributors. Revenue is recognized when the Company transfers control to the customer, which is generally at the time of shipment. The Company’s customer arrangements generally do not provide a right of return.

Contract Assets

Contract assets arise from billed amounts in customer arrangements and the Company’s right to payment is not just subject to the passage of time, typically related to installation of the product. The Company recognizes a receivable at the point in time at which it has an unconditional right to payment.

Sales to distributors

We market and sell our products primarily through our direct sales force, which sells our products to end customers. A portion of our revenue is generated by sales to distributors. In markets where we do not maintain a direct presence, we engage distribution partners. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are generally the same.

Critical accounting estimates

Trade and other receivables

The key judgements and estimates are used in determining the allowance for expected credit losses. Trade and other receivables are stated net of an allowance for expected credit losses. We grant credit to customers in the normal course of business and maintains an allowance for expected credit losses which reflect the current estimate of expected credit losses expected to be incurred over the life of the receivables. We consider various factors in establishing, monitoring, and adjusting our allowance for expected credit losses, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific credit exposures related to particular customers. We also monitor other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances. Uncollectible accounts are written-off against the allowance when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, failure to make contractual payments for a period of greater than 180 days past due.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Profound Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Profound Medical Corp. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Notes 2 and 12 to the consolidated financial statements, the Company’s revenue was $16.1 million for the year ended December 31, 2025. Recurring non-capital revenue consists of revenues from the sale of one-time-use devices and services associated with extended warranties. Capital equipment revenue consists of revenues from the sale of capital equipment including installation and training amounts, which includes sales to distributors. The amount of revenue to be recognized is based on the transaction price the Company expects to receive in exchange for its goods and services. For contracts that contain multiple performance obligations the Company allocates the transaction price to each performance obligation and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. Revenue from sale of one-time-use devices and capital equipment is recognized when control is transferred to the customers, which generally occurs at the time of shipment. Service revenue related to extended warranties is deferred and recognized on a straight-line basis over the extended warranty period covered by the customer contract.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is the high degree of audit effort in performing procedures and evaluating audit evidence related to revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of revenue on a sample basis by (i) evaluating contract terms; (ii) identifying and assessing performance obligations; and (iii) obtaining and evaluating the underlying purchase orders, shipping documents, invoices and payment support, as applicable.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

March 5, 2026

We have served as the Company’s auditor since 2013.

Profound Medical Corp.

Consolidated Balance Sheets

As at December 31, 2025 and 2024

In USD (000s)

	2025	2024
	$	$
Assets

Current assets:
Cash	59,723	54,912
Trade and other receivables, net (note 3)	7,200	7,045
Inventory (note 4)	8,238	5,801
Prepaid expenses and deposits	928	1,307
Total current assets	76,089	69,065

Trade and other receivables, net (note 3)	300	—
Property and equipment, net (note 5)	698	425
Intangible assets, net (note 6)	138	261
Right-of-use assets, net (note 9)	184	396
Deferred tax assets, net (note 13)	66	87
Total assets	77,475	70,234

Liabilities

Current liabilities:
Accounts payable	1,563	1,317
Accrued expenses and other current liabilities (note 7)	3,815	2,835
Deferred revenue	445	419
Long-term debt (note 8)	—	1,737
Lease liabilities (note 9)	213	257
Income tax payable	39	—
Total current liabilities	6,075	6,565

Deferred revenue	388	49
Long-term debt (note 8)	4,499	2,924
Lease liabilities (note 9)	—	203
Other non - current liabilities (note 9)	79	71
Total liabilities	11,041	9,812

Commitments and contingencies (note 15)

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 36,293,640 and 30,039,809 issued and outstanding at December 31, 2025 and 2024, respectively (note 10)	323,839	281,552
Additional paid-in capital	25,310	21,298
Accumulated other comprehensive income	5,025	2,742
Accumulated deficit	(287,740)	(245,170)
Total shareholders’ equity	66,434	60,422

Total liabilities and shareholders’ equity	77,475	70,234

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025 and 2024

In USD (000s)

	2025	2024
	$	$
Revenue (note 12)
Recurring - non-capital	9,730	8,240
Capital equipment	6,368	2,440
	16,098	10,680
Cost of sales	4,705	3,643
Gross profit	11,393	7,037

Operating expenses
Research and development	20,596	16,965
Selling, general and administrative	32,051	23,134
Total operating expenses	52,647	40,099

Operating loss	41,254	33,062

Other (income) expenses
Net finance (income) expense	(1,070)	(1,436)
Net foreign exchange (gain) loss	2,134	(3,808)
Total other (income) expenses	1,064	(5,244)

Net loss before income taxes	42,318	27,818

Income tax expense (note 13)	231	144
Deferred tax (recovery) expense (note 13)	21	(146)
Total income tax (recovery) expense	252	(2)

Net loss attributed to shareholders for the year	42,570	27,816

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	(2,283)	2,823

Net loss and other comprehensive loss for the year	40,287	30,639

Loss per share (note 14)
Basic and diluted net loss per common share	1.41	1.12
Basic and diluted weighted average common shares outstanding	30,232,966	24,765,503

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2025 and 2024

In USD (000s)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance – January 1, 2024	21,370,565	222,205	20,808	5,565	(217,354)	31,224

Net loss for the year	—	—	—	—	(27,816)	(27,816)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(2,823)	—	(2,823)
Shares issued in private placement and public offerings (note 10)	8,425,039	57,211	—	—	—	57,211
Exercise of share options (note 11)	7,101	76	(31)	—	—	45
Vesting of RSUs (note 11)	228,774	1,990	(1,990)	—	—	—
Vesting of DSUs (note 11)	8,330	70	(70)	—	—	—
Share-based compensation (note 11)	—	—	2,581	—	—	2,581
Balance – December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422

Net loss for the year	—	—	—	—	(42,570)	(42,570)
Cumulative translation adjustment – net of tax of $nil	—	—	—	2,283	—	2,283
Shares issued in private placement and public offerings (note 10)	6,064,298	40,801	—	—	—	40,801
Exercise of share options (note 11)	1,250	14	(6)	—	—	8
Vesting of RSUs (note 11)	171,618	1,332	(1,332)	—	—	—
Vesting of DSUs (note 11)	16,665	140	(140)	—	—	—
Share-based compensation (note 11)	—	—	5,490	—	—	5,490
Balance – December 31, 2025	36,293,640	323,839	25,310	5,025	(287,740)	66,434

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

In USD (000s)

	2025	2024
	$	$
Cash flows from operating activities
Net loss for the year	(42,570)	(27,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	373	707
Amortization of intangible assets (note 6)	187	229
Non-cash lease expense adjustment	(37)	(38)
Share-based compensation (note 11)	5,490	2,581
Interest and accretion expense (note 8)	63	600
Change in amortized cost of trade and other receivables	—	(307)
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	(172)	186
Inventory (note 4)	(2,822)	656
Prepaid expenses and deposits	464	31
Accounts payable, accrued expenses and other liabilities (note 7)	378	815
Deferred revenue	371	(948)
Income taxes payable (note 13)	42	—
Deferred tax liabilities (note 13)	—	(58)
Deferred tax assets (note 13)	26	(91)
Net cash used in operating activities	(38,207)	(23,453)

Cash flows from investing activities
Purchase of property and equipment (note 5)	(176)	—
Purchase of intangible assets (note 6)	(66)	—
Net cash used in investing activities	(242)	—

Cash flows from financing activities
Issuance of commons shares (note 10)	42,436	62,106
Payments of financing costs (note 10)	(1,016)	(4,895)
Repayments of long-term debt (note 8)	(290)	(2,560)
Proceeds from the exercise of stock options (note 11)	8	45
Net cash provided by financing activities	41,138	54,696

Net increase in cash and cash equivalents	2,689	31,243
Effect of exchange rate changes on cash	2,122	(2,544)
Cash, beginning of year	54,912	26,213
Cash, end of year	59,723	54,912

The accompanying notes are an integral part of these consolidated financial statements.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

1	Description of business

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

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the determination of expected credit loss, and the valuation of stock options. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Certain of the Company’s revenue is generated from sales to distributors. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are generally the same. The Company exercises judgement in determining when to recognize revenue.

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

December 31, 2025 and 2024

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

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

Inventory

Inventories are valued at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost is determined using the first-in, first-out method for finished goods and a weighted average basis using a standard cost methodology that approximates the actual cost.

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

The major categories of property and equipment are depreciated on a straight-line basis as follows:

Furniture and fittings	5 years
Equipment	5 years
Equipment under operating lease	2 years
Leasehold improvements	Lesser of the estimated useful life or the lease term

Residual values, methods of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

Intangible assets

The Company’s intangible assets are stated at cost, less accumulated amortization and accumulated impairment losses. Intangible assets are amortized on a straight-line basis in the consolidated statements of operations and comprehensive loss over their estimated useful lives.

The major categories of intangible assets are amortized as follows:

Exclusive licence agreement	20 years
Distribution rights	15 years
Software	5 years

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

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

Revenue

Revenue is derived primarily from the sale of the TULSA-PRO and Sonalleve systems and one - time use devices. All products generally include a one-year warranty.

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

Capital equipment

Capital equipment revenue consists of the sale of capital equipment including installation and training amounts, which includes sales to distributors. Revenue is recognized when the Company transfers control to the customer, which is generally at the time of shipment. The Company’s customer arrangements generally do not provide a right of return.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

Contract Assets

Contract assets arise from billed amounts in customer arrangements and the Company’s right to payment is not just subject to the passage of time, typically related to installation of the product. The Company recognizes a receivable at the point in time at which it has an unconditional right to payment.

Sales to distributors

The Company markets and sells its products primarily through its direct sales force, which sells its products to end customers. A portion of the Company’s revenue is generated by sales to distributors. In markets where the Company does not maintain a direct presence, the Company engages distribution partners. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are generally the same.

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

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

As of December 31, 2025, the Company is authorized to issue under the share-based compensation arrangements a total of 2,939,785 share options and 1,778,388 units in the form of RSUs or DSUs.

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

Advertising and marketing costs

Advertising and marketing costs are expensed as incurred. These costs are included in selling, general and administrative expenses and were $3,856 and $4,478 for the years ended December 31, 2025 and 2024, respectively.

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

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

In November 2024, the FASB issued ASU 2024 - 03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendment in this update requires public business entities to disclose in the footnotes the following information about income statement expenses at each interim and annual reporting period. Within a tabular disclosure for each relevant income statement expense caption (a) specified natural expenses (b) expense reimbursements (c) amounts for certain other disclosure requirements in GAAP (d) other items remaining after disaggregation into the required categories and the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses. The effective date for the amendment will be for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of December 31, 2025 and 2024 consist of the following:

	2025	2024
	$	$
Trade receivables, gross	7,621	5,245
Contract assets, gross	386	1,340
Trade receivables and contract assets	8,007	6,585
Allowance for expected credit losses	(898)	(158)
Trade receivables, net	7,109	6,427
Tax receivables	311	308
Other receivables	80	310
Total trade and other receivables, net	7,500	7,045
Less: Current portion	7,200	7,045
Long-term portion	300	—

During the year ended December 31, 2025, $nil (2024 – $2,147) of trade receivables were written off.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

The activity in the allowance for expected credit losses for trade receivables was as follows:

	2025	2024
	$	$
Balance, beginning of year	158	76
Provision for allowance for expected credit losses	740	82
Balance, end of year	898	158

The allowance for expected credit losses as at December 31, 2025 and 2024 for trade receivables is as follows:

	2025
		0–30	31‑60	61‑90	90+	Contract
	Current	days	days	days	days	assets	Total

Expected loss rate	0.84%	3.04%	3.41%	5.97%	50%	100%
Gross carrying amount	6,626	21	14	56	904	386	8,007
Allowance for expected credit losses	56	1	—	3	452	386	898

	2024
		0–30	31‑60	61‑90	90+	Contract
	Current	days	days	days	days	assets	Total

Expected loss rate	0.84%	3.02%	3.02%	5.96%	6.02%	6.02%
Gross carrying amount	4,180	713	—	—	352	1,340	6,585
Allowance for expected credit losses	35	21	—	—	21	81	158

4	Inventory

Inventory as of December 31, 2025 and 2024 consist of the following:

	2025	2024
	$	$
Finished goods	5,280	3,837
Raw materials	2,958	1,964
Inventory	8,238	5,801

During the year ended December 31, 2025, $4,364 (2024 - $3,178) of inventory was recognized in cost of sales. The Company recognized $nil inventory write - downs in cost of sales during the year ended December 31, 2025 (2024 – $43).

5	Property and equipment, net

The major components of property and equipment, net, as of December 31, 2025 and 2024 consist of the following:

	2025	2024
	$	$
Leasehold improvements	542	542
Equipment	176	—
Equipment under operating lease	1,571	2,273
Total	2,289	2,815
Accumulated depreciation	(1,591)	(2,390)
Property and equipment, net	698	425

Depreciation expense for the year ended December 31, 2025 was $373 (2024 - $707). During the year ended December 31, 2025, the Company sold $681 (2024 - $532) of equipment under operating lease to various customers.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

6	Intangible assets

The major components of intangible assets as of December 31, 2025 and 2024 consist of:

		2025			2024
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive licence agreement	3.7	231	(158)	73	231	(142)	89
Distribution rights	14.8	66	(1)	65	—	—	—
Software	—	978	(978)	—	978	(806)	172
		1,275	(1,137)	138	1,209	(948)	261

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

Amortization expense for the year ended December 31, 2025 was $187 (2024 - $229). Aggregate amortization expense for each of the five succeeding years related to intangible assets held as of December 31, 2025 is estimated as follows:

2026	24
2027	24
2028	24
2029	20
Thereafter	46
Total	138

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of December 31, 2025 and 2024 consist of the following:

	2025	2024
	$	$
Accrued employee compensation	2,347	706
Clinical trails	524	325
Other general accruals	944	1,804
Accrued expenses and other current liabilities	3,815	2,835

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

On September 30, 2025, an amendment to the CIBC Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis. The Company is in compliance with these financial covenants as at December 31, 2025. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

	2025	2024
	$	$
Balance - Beginning of year	4,661	7,104
Interest expense	394	600
Interest paid	(331)	(582)
Foreign exchange	65	(483)
Repayment	(290)	(1,978)
Balance - End of year	4,499	4,661
Less: Current portion	—	1,737
Long-term portion	4,499	2,924

9	Leases

Leases where the Company is the Lessee

The Company leases certain office premises. Its operating leases have fixed payment structures expiring in 2026. Subsequent to year end, the Company signed an extension that commences October 1, 2026, with fixed payment structures expiring in 2033. Lease liabilities and corresponding right-of-use assets were recognized based on the present value of future lease payments.

Lease expense for the years 2025 and 2024 include:

	2025	2024
	$	$
Operating lease costs	238	243
Total lease costs	238	243

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

Other information related to operating leases for 2025 and 2024 is as follows:

	2025	2024
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	282	288
Weighted average remaining lease term	0.75 years	1.75 years
Weighted average discount rate	5.99%	5.99%

Maturities of the operating lease liabilities and minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year as of December 31, 2025 were as follows:

2026	216
Total	216
Less: Imputed interest	3
Present value of remaining lease payments	213
Less: Current portion	213
Non-current portion	—

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

Assets related to operating leases are reported within property and equipment, net on the consolidated balance sheets. The original cost and the net book value of such assets were $1,571 and $481, respectively, as of December 31, 2025 (2024 - $2,273 and $332, respectively).

10	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	2025	2024
Issued and outstanding (with no par value)	$	$
36,293,640 (2024 – 30,039,809) common shares	323,839	281,552

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

On December 22, 2025, the Company closed a public offering, resulting in the issuance of 5,142,870 common shares at a price of $7.00, for gross proceeds of $36,000 ($34,379, net of transaction costs).

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

On December 30, 2025, the Company closed a private placement, resulting in the issuance of 921,428 common shares at a price of $7.00, for gross proceeds of $6,450 ($6,422, net of transaction costs).

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

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The maximum number of common shares reserved for issuance under the share option plan and the long-term incentive plan is 4,718,173 common shares or such other number as may be approved by the holders of the voting shares of the Company.

As at December 31, 2025, 2,142,522 (2024 – 2,291,152) options are outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

A summary of the share option activity during the year presented and the total number of share options outstanding as at those dates are set forth below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
	Number	price	contractual	intrinsic
	of options	C$	term	value
Balance - January 1, 2024	1,474,809	16.19
Granted	946,900	11.14
Exercised	(7,101)	8.99
Forfeited/expired	(123,456)	16.17
Balance - December 31, 2024	2,291,152	14.13	5.36	429
Exercisable - December 31, 2024	1,326,573	15.98	4.92	348
Expected to vest - December 31, 2024	2,291,152	14.13	5.36	429
Balance - January 1, 2025	2,291,152	14.13
Granted	92,900	6.70
Exercised	(1,250)	8.92
Forfeited/expired	(240,280)	16.60
Balance - December 31, 2025	2,142,522	13.53	6.06	793
Exercisable - December 31, 2025	1,409,262	15.01	4.76	474
Expected to vest - December 31, 2025	2,142,522	13.53	6.06	793

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

	March 19,	May 20,	June 13,	August 25,
Grant date	2025	2025	2025	2025
Exercise price	C$9.87	C$6.28	C$8.78	C$6.46
Expected volatility	68%	68%	69%	69%
Expected life of options	6 years	6 years	6 years	6 years
Risk-free interest rate	2.84%	2.98%	3.06%	3.26%
Dividend yield	—	—	—	—

	November 18,	March 18,
Grant date	2024	2024
Exercise price	C$11.14	C$11.24
Expected volatility	70%	70%
Expected life of options	6 years	6 years
Risk-free interest rate	3.17%	3.54%
Dividend yield	—	—

The weighted average grant date fair values of share options granted for the year ended December 31, 2025 were C$6.70 (2024 - C$11.14). The total remaining unrecognized compensation expense related to non-vested share options for the year ended December 31, 2025 was $2,588, which will be amortized over the weighted-average period of 1.8 years.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

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

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - January 1, 2024	493,396	12.23
Granted	107,500	11.02
Vested	(228,774)	13.33
Forfeited	(47,501)	11.25
Balance - December 31, 2024	324,621	11.16
Granted	911,000	8.93
Vested	(171,618)	10.88
Forfeited	(204,668)	9.57
Balance - December 31, 2025	859,335	9.23

The total remaining unrecognized compensation expense related to non-vested RSUs for the year ended December 31, 2025 was $4,666, which will be amortized over the weighted-average period of 1.6 years.

A summary of the DSUs changes during the year are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - January 1, 2024	75,000	10.40
Granted	25,000	11.07
Vested	(8,330)	12.38
Balance - December 31, 2024	91,670	10.40
Granted	60,485	8.49
Vested	(16,665)	11.73
Balance - December 31, 2025	135,490	9.39

The total remaining unrecognized compensation expense related to non-vested DSUs for the year ended December 31, 2025 was $471, which will be amortized over the weighted-average period of 1.6 years.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the years ended December 31, 2025 and 2024:

	2025	2024
	$	$
Share options	2,024	635
RSUs	2,430	1,517
DSUs	1,036	429
Share-based compensation	5,490	2,581

Cost of sales	26	24
Research and development	1,319	636
Selling, general and administrative	4,145	1,921
Share-based compensation	5,490	2,581

12	Revenue

The following table provides information about disaggregated revenue:

	2025	2024
	$	$
Timing of transfer of control
Point in time revenue	15,358	9,922
Service revenue recognized over time	740	758
	16,098	10,680

13	Income taxes

Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

The components of loss before income taxes for 2025 and 2024 consist of:

	2025	2024
	$	$
Domestic - Canada	(43,370)	(28,286)
Foreign	1,052	468
	(42,318)	(27,818)

The components of (provision for) benefit from income taxes for 2025 and 2024 consist of:

	2025	2024
	$	$
Current
Foreign	231	144
Total current income tax expense	231	144
Deferred
Foreign	21	(146)
Total deferred tax expense	21	(146)
Total income tax (recovery) expense	252	(2)

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

The income taxes paid by the Company are as follows:

	2025	2024
	$	$
United States	68	193
Finland	64	59
	132	252

The (provision for) benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian federal statutory rate to loss before income taxes for 2025 and 2024 as follows:

	2025		2024
	$	%	$	%
Loss before income taxes	(42,318)	—	(27,818)	—
(Provision for) benefit from income taxes
Canadian federal statutory rate of 15% (2024 - 15%)	(6,348)	15.0	(4,173)	15.0
Ontario Provincial tax	(4,655)	11.0	(2,998)	10.8
Foreign tax effects
United States
Statutory tax rate differences between United States and Canada	60	(0.1)	16	—
Finland
Statutory tax rate differences between Finland and Canada	2	—	10	—
Germany
Statutory tax rate differences between Germany and Canada	18	—	(42)	0.1
Changes in valuation allowance	9,802	(23.2)	7,085	(25.5)
Non-taxable or non-deductible items	1,097	(2.6)	206	(0.7)
Other adjustments	276	(0.7)	(106)	0.3
Effective tax rate	252	(0.6)	(2)	—

The components of deferred tax assets and liabilities are summarized as follows:

	2025	2024
	$	$
Deferred tax assets:
Operating loss carry forwards	52,152	43,031
SR&ED expenditure pool	4,454	4,344
Benefit of Investment tax credits	2,151	2,078
Excess of tax value of property and equipment over book value	2,390	2,392
Long term debt	5	(32)
Financing fees	1,331	1,042
Reserves	980	827
Total deferred tax assets	63,463	53,682
Valuation allowance	(63,397)	(53,595)
Net deferred tax assets	66	87

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, if based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has $63,397 in valuation allowance against its deferred tax assets, for the year ended December 31, 2025 (2024 - $53,595).

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

The Company has non-capital loss carry-forwards in Canada of approximately $204,045 which expires as follows:

$
2028	128
2029	215
2030	51
2031	446
Thereafter	203,205
Total	204,045

The Company has SR&ED expenditures in Canada of approximately $17,472 as at December 31, 2025, which can be carried forward indefinitely to reduce future years’ taxable income.

The Company has approximately $3,838 of Canadian federal and provincial tax credits that are available to be applied against Canadian federal and provincial taxes otherwise payable in future years and that expire in varying amounts from 2028 to 2045.

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

14	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	2025	2024
Net loss for the year	$42,570	$27,816
Weighted average number of common shares	30,232,966	24,765,503
Basic and diluted loss per share	$1.41	$1.12

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,142,522 (2024 – 2,291,152) share options, 859,335 (2024 – 324,621) RSUs, and 135,490 (2024 – 91,670) DSUs not included in the calculation of diluted loss per share for the year ended December 31, 2025, 1,409,262 (2024 – 1,326,573) were exercisable.

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

As of December 31, 2025 and 2024, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

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

The following tables represent total revenue by geographic area, based on the location of the location of the reporting entity for the years ended December 31, 2025 and 2024, respectively:

	For the year ended December 31, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	862	8,095	773	9,730
Capital equipment	2,218	4,150	—	6,368
	3,080	12,245	773	16,098

Profound Medical Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In USD (000s)

	For the year ended December 31, 2024
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	891	6,458	891	8,240
Capital equipment	1,548	892	—	2,440
	2,439	7,350	891	10,680

The following tables represent other geographic information for the years ended December 31, 2025 and 2024, respectively:

	For the year ended December 31, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	63,046	9,791	1,243	137	3,258	77,475
Intangible assets	138	—	—	—	—	138
Property and equipment	41	481	—	—	176	698
Right-of-use assets	184	—	—	—	—	184
Amortization of intangible assets	187	—	—	—	—	187
Depreciation of property and equipment	51	322	—	—	—	373

	For the year ended December 31, 2024
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	58,743	6,351	1,661	92	3,387	70,234
Intangible assets	261	—	—	—	—	261
Property and equipment	93	332	—	—	—	425
Right-of-use assets	396	—	—	—	—	396
Amortization of intangible assets	229	—	—	—	—	229
Depreciation of property and equipment	66	641	—	—	—	707

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to our process for reviewing contract terms and arrangements with customers under ASC 606, Revenue from contracts with customers. This material weakness resulted in audit adjustments to revenue, trade and other receivables and prepaid expenses, deposits and other assets, which were recorded prior to the issuance of the financial statements as of and for the year ended December 31, 2024.

During 2025, management implemented a remediation plan to address this material weakness. Our remediation efforts included the following:

●	Expanded the finance team to include more Chartered Professional Accountants with technical expertise and experience in evaluating more complex areas of US GAAP.
●	Engaged third-party consultants to assist with assessing the accounting for more complex revenue contracts.

Management has completed its testing of the design and operating effectiveness of these newly implemented and enhanced controls. Based on this testing, we have concluded that these controls are operating effectively and that the previously identified material weakness did not result in any misstatements or adjustments in the Company’s audited financial statements during the year ended December 31, 2025 and has been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting. Other than the remediation of the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our most recently completed fiscal year and fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm. We are a smaller reporting company, and therefore our independent registered public accounting firm has not issued a report on the effectiveness of internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors, including their ages as of March 5, 2026:

Name	Age	Position
Arun Menawat	71	Chief Executive Officer and Director, Chair of the Board (Principle Executive Officer)
Rashed Dewan	58	Chief Financial Officer (Principal Financial and Accounting Officer)
Mathieu Burtnyk	44	President
Tom Tamberrino	46	Chief Commercial Officer
Brian Ellacott(2)	68	Director, Lead Independent Director
Cynthia Lavoie(1)	58	Director
Murielle Lortie(1)(3)	56	Director
Arthur Rosenthal(1)(2)(4)	79	Director
Kris Shah(2)	64	Director

Notes:

(1)	Member of the Audit Committee.
(2)	Member of the Human Resources and Corporate Governance Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Human Resources and Corporate Governance Committee.

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

Rashed Dewan – Chief Financial Officer – Mr. Rashed Dewan has served as Chief Financial Officer of Profound since March 2022. He previously served as Chief Accounting Officer of Profound from May 2021 to March 2022, and as VP Finance of Profound from July 2015 to May 2021. He has over 20 years of finance and accounting experience in public and private companies, with expertise in the medical device sector. Mr. Dewan has extensive experience with systems design and implementation and a strong track record of success in accounting, finance, sales and operations management. Mr. Dewan is a Certified Public Accountant and has a Bachelor of Science Degree with a concentration in Accounting from the University of Southern California.

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

Tom Tamberrino – Chief Commercial Officer - Mr. Tom Tamberrino has served as Chief Commercial Officer of Profound since October 2024. He is a seasoned leader with a distinguished career in sales and marketing leadership, business development, and executive management, with much of his success rooted in the U.S. healthcare industry. He brings a wealth of experience, including a history of entrepreneurial ventures and significant contributions to the medical technology sector. Prior to joining Profound Medical, Mr. Tamberrino served as Managing Partner of AKB LLC from February 2018 to October 2024. Earlier in his career, Mr. Tamberrino held progressive sales management positions at LifeCell Corporation, eventually serving as Area Director. During his time at LifeCell Corporation, he led a 50-person sales team across the Northeastern U.S. and Canada, marketing regenerative tissue matrices. He previously served as Vice President of Sales and Marketing at Novadaq Technologies Inc. for several years. Mr. Tamberrino holds a Bachelor of Science degree in Marketing with a Minor in Psychology from Georgetown University and a Master of Business Administration from Emory University.

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

Cynthia Lavoie – Director – Dr. Lavoie has served as President and Managing Director of AllosteRx Capital Management (“AllosteRx”) since August 2018. She also serves as President and Chief Investment Officer of CCRM Enterprises since August 2020. Prior to co-founding AllosteRx, Cynthia was a General Partner with TVM Life Science Management Inc. (“TVM”), a global venture capital group with main offices in Munich and Montreal. She was recruited to TVM from VG (VenGrowth) Partners Inc., where she was a Partner and co-headed its life sciences fund. Cynthia is currently chair of the board of directors at Fibrocor Therapeutics, a fibrosis company in Toronto and Board Director of Apiary Therapeutics, a cell therapy start-up based in Toronto. A seasoned healthcare investment professional with 20 years of experience in venture capital, Dr. Lavoie’s expertise includes creating companies de novo and leading investments into businesses developing therapeutics, devices, and diagnostic tools. Cynthia has taken active roles on boards of companies located in Canada and the US from start-up to revenue-generating stages. These include Acer Therapeutics (acquired by NASDAQ: ZVRA), Cytochroma (acquired by OPKO Health), VisualSonics (acquired by SonoSite, now FujiFilm SonoSite), and Trillium Therapeutics (NASDAQ: TRIL) (acquired by Pfizer). Before joining the investment community, Dr. Lavoie served in a variety of academic and scientific leadership positions for 10 years, working with research institutes and life science companies. Cynthia earned her MBA with first class honors from Rotman School of Management at the University of Toronto and earned her Ph.D in Molecular Biology with Dean’s honors from McGill University.

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

Meetings of Independent Directors

The entire complement of independent directors on the Board and each of the committees meet regularly without management present. The Chairman of the Board conducts these sessions at Board meetings and the Chair of each committee conducts them at committee meetings. During the last financial year ended December 31, 2025, there were eight such meetings of the independent directors.

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

Meeting Attendance

During our fiscal year ended December 31, 2025, there were seven (7) meetings of our Board of Directors, four (4) meetings of our Audit Committee and four (4) meetings of the Human Resources and Corporate Governance Committee. No director attended fewer than 75% of the total number of meetings of our board of directors and of the committees of our board of directors on which he or she served. Our board of directors has adopted a policy under which each member of our board of directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

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

Board Committees

The Board has two standing committees, the Audit Committee and the Human Resources and Corporate Governance Committee. Below is a description of the committees. The Board has adopted a written charter for each of the committees below that is available to shareholders on our website at https://ir.profoundmedical.com/governance.

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

Although we have voluntarily chosen to file registration statements, periodic reports and current reports on U.S. domestic issuer forms, we will maintain our status as a foreign private issuer. While we voluntarily follow most Nasdaq corporate governance rules, we may choose to take advantage of limited exemptions from the following:

●	U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder;
●	Regulation FD;
●	Section 16 rules, except as applicable to Foreign Private Issuers;
●	the requirement that our board have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement to have independent director oversight of director nominations.

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

Item 11.    EXECUTIVE COMPENSATION

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B, and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F below. As a foreign private issuer in the United States, we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are not otherwise required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in many respects, substantially similar to U.S. rules.

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

The following targets, as a percentage of base salary, were approved for each NEO for the fiscal year ending December 31, 2025:

Position	Target
CEO	80%
Other NEOs	20 - 50%

Benefits Plans

The Named Executive Officers are entitled to life insurance, health and dental benefits.

Performance Graph

The following graph illustrates the cumulative return to Shareholders of a $100 investment in Common Shares from December 31, 2020 to December 31, 2025, as compared to the cumulative total return on the Standard & Poor’s/TSX Index and Standard & Poor’s/Nasdaq Composite Index for the same period, assuming the reinvestment of cash distributions and/or dividends.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2021	2022	2023	2024	2025
	$	$	$	$	$	$
Profound Medical	100.00	54.45	55.29	42.38	35.93	41.12
S&P/TSX Composite Index	100.00	121.74	111.20	120.22	141.85	181.91
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.84	180.34

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
(c)	each of the three most highly compensated executive officers of the Company, including its subsidiaries, or the three highly compensated officers acting in a similar capacity, other than the CEO and CFO, at the end of the most recently completed financial year whose total compensation was more than C$150,000 for the fiscal year ended December 31, 2025; and
(d)	each individual who would be a Named Executive Officer under paragraph (c) but for the fact the individual was not an executive officer of the Company and was not acting in a similar capacity as of December 31, 2025.

Summary Compensation Table

The following table sets forth information concerning the total compensation for the three most recently completed financial years paid to the Named Executive Officers as of the most recently completed financial year. Dr. Menawat is the only officer of the Company that also serves as a director of the Company.

							Non-Equity Incentive
							Plan Compensation
							($)
			Share-		Option-		Annual	Long Term
			Based		Based		Incentive	Incentive	Pension	All Other	Total
		Salary	Awards		Awards		Plan	Plan	Value	Compensation(1)	Compensation
Name and Principal Position	Year	($)	($)		($)		($)	($)	($)	($)	($)
Arun Menawat	2025	558,593	2,357,362	(2)	—		440,000	—	—	—	3,355,955
Chief Executive Officer and Director	2024	514,439	595,395	(3)	1,185,443	(5)	167,737	—	—	—	1,948,575
	2023	370,244	454,079	(4)	—		65,625	—	—	—	889,948
Rashed Dewan(6)	2025	316,200	392,894	(2)	—		156,072	—	—	—	865,166
Chief Financial Officer	2024	252,003	267,923	(3)	740,902	(5)	47,963	—	—	—	1,308,791
	2023	195,173	454,079	(4)	—		20,004	—	—	—	669,256
Mathieu Burtnyk(6)	2025	323,764	589,340	(2)	—		156,072	—	—	—	1,069,176
President	2024	252,003	178,615	(3)	938,475	(5)	47,963	—	—	—	1,417,056
	2023	195,173	181,631	(4)	—		20,004	—	—	—	396,808
Tom Tamberrino(7)	2025	307,200	392,894	(2)	—		75,000	—	—	—	775,094
Chief Commercial Officer	2024	66,456	—		987,869	(5)	—	—	—	—	1,054,325
	2023	—	—		—		—	—	—	—	—

Notes:

(1)	Nil indicates that perquisites and other personal benefits did not exceed C$50,000 or 10% of the total salary of the NEO for the financial year.
(2)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$10.77.
(3)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$10.77.
(4)	The value shown is the product of the number of RSUs granted multiplied by the Common Share TSX closing price on the grant date of C$10.77.
(5)	Option based awards granted utilize the Black-Scholes option pricing model to determine the fair value. The input factors to determine the fair value were volatility 70%, exercise price C$11.14, interest rate 3.17% and expected life of 6 years. This methodology was chosen to be consistent with the accounting fair value used by the Company in its financial statements and since the Black-Scholes option pricing model is a commonly used methodology for valuing options which provides an objective and reasonable estimate of fair value.
(6)	Amounts paid in Canadian dollars and converted to United States dollars for reporting purposes. On December 31, 2025, the exchange rate for Canadian dollars expressed in United States dollars (as reported by the Bank of Canada) was C$1.00 = US$0.7296.
(7)	Mr. Tamberrino joined the Company on October 14, 2024.

Outstanding Option-Based and Share-Based Awards

The following table sets forth information with respect to the unexercised Options granted under the Share Option Plan and RSUs granted under the Company’s long-term incentive plan (the “LTIP”) to the NEOs that were outstanding as of December 31, 2025.

	Option-Based Awards				Share-Based Awards
	Number of			Value of		Market	Market
	Common			Unexercised	Number	Value of	Value of
	Shares	Option		In-the-	of RSUs	RSUs that	Vested RSUs
	Underlying	Exercise	Option	Money	that have	have not	not paid out
	Unexercised	Price	Expiration	Options	not	Vested	or Distributed
Name and Principal Position	Options	(C$)	Date	($)(5)	Vested	($)(6)	($)
Arun Menawat(1)	93,406	14.60	Aug 22, 2026	—
Chief Executive Officer and Director	1,650	13.50	Sep 15, 2026	—
	8,345	11.00	Nov 24, 2026	—
	35,439	11.00	Dec 21, 2026	—	330,000	2,593,098	—
	167,392	9.20	May 16, 2029	191,743
	98,573	17.44	May 20, 2030	—
	49,287	22.08	May 21, 2031	—
	240,000	11.14	Nov 18, 2034	—
Rashed Dewan(2)	5,000	13.50	July 19, 2026	—
Chief Financial Officer	7,500	11.00	Nov 24, 2026	—
	4,500	8.50	Nov 16, 2027	7,453
	2,500	9.20	May 16, 2029	2,864	73,334	576,249	—
	27,667	17.44	May 20, 2030	—
	51,533	22.08	May 21, 2031	—
	150,000	11.14	Nov 18, 2034	—
Mathieu Burtnyk(3)	2,500	8.50	Nov 16, 2027	4,140
President	42,000	9.20	May 16, 2029	48,110
	18,333	17.44	May 20, 2030	—	88,334	694,117	—
	30,867	22.08	May 21, 2031	—
	190,000	11.14	Nov 18, 2034	—
Tom Tamberrino(4)	200,000	11.14	Nov 18, 2034	—	50,000	392,894	—
Chief Commercial Officer

Notes:

(1)	Dr. Menawat holds 694,092 Options, with 514,092 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(2)	Mr. Dewan holds 248,700 Options, with 136,200 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(3)	Dr. Burtnyk holds 283,700 Options, with 141,200 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(4)	Mr. Tamberrino holds 200,000 Options, with 50,000 of these Options vested and exercisable and the remaining balance vesting over a three year period from their respective grant dates.
(5)	The value shown is the product of the number of Common Shares underlying the Option multiplied by the difference between the Common Share TSX closing price on December 31, 2025 of C$10.77 and the exercise price.
(6)	The value shown is the product of the number of outstanding RSUs multiplied by the Common Share TSX closing price on December 31, 2025 of C$10.77.

Incentive Plan Awards — Value Vested or Earned During the Year Ended December 31, 2025

The following table sets forth information with respect to the value of Options vested during the year ended December 31, 2025 as well as the cash bonuses granted to the NEOs during the year ended December 31, 2025.

			Non-Equity Incentive
	Option-Based Awards	Share-Based Awards	Plan Compensation
	Value Vested During	Value Vested During	Value earned during the
	Year	Year	year
Name and Principal Position	($)(1)	($)(2)	($)
Arun Menawat Chief Executive Officer and Director	—	182,674	440,000
Rashed Dewan Chief Financial Officer	—	147,310	156,072
Mathieu Burtnyk President	—	106,233	156,072
Tom Tamberrino Chief Commercial Officer	—	—	75,000

Notes:

(1)	The value shown is the product of the number of Common Shares underlying the Options that vested during the year multiplied by the difference between the Common Share TSX closing price on the day the Options vested and the exercise price of the Options that vested.
(2)	The value shown is the product of the number of Common Shares underlying the RSUs that vested during the year multiplied by the Common Share TSX closing price on the day the RSUs vested.

Termination and Change of Control Benefits

Each of Dr. Menawat, Mr. Dewan, Dr. Burtnyk and Mr. Tamberrino are a party to an executive employment agreement (the “Executive Employment Agreements”) with the Company. The Executive Employment Agreements have an indefinite term and contain standard confidentiality and non-solicitation provisions. Profound has agreed pursuant to the Executive Employment Agreements that each of Dr. Menawat, Mr. Dewan, Dr. Burtnyk and Mr. Tamberrino will receive base salaries determined by the Board and may receive discretionary bonuses, grants of Options, grants of RSUs, reimbursement of expenses, benefits and certain perquisites as set forth in the Executive Employment Agreements, with the amounts paid in 2025 with respect to such matters set forth in the Summary Compensation Table.

The following table sets forth information with respect to the estimated aggregate dollar amount to which each current NEO would have been entitled if the event resulting in termination of employment occurred on December 31, 2025.

				Value of
				Bonus and		Value of
		Cash		other		Option
Name	Triggering Event	Payment		Benefits		Awards		Total Payout
Arun Menawat	Termination with cause/resignation	—	(1)	—		—	(2)	—
	Termination without cause/Termination with a change of control	$550,000	(4)	$440,000		—	(2)	$990,000
Rashed Dewan	Termination with cause/resignation	—	(1)	—		—	(2)	—
	Termination without cause/Termination with a change of control	$310,000	(5)	$224,039	(3)	—	(2)	$534,039
Mathieu Burtnyk	Termination with cause/resignation	—	(1)	—		—	(2)	—
	Termination without cause/Termination with a change of control	$162,500	(6)	$224,039	(3)	—	(2)	$386,539
Tom Tamberrino	Termination with cause/resignation	—	(1)	—		—	(2)	—
	Termination without cause/Termination with a change of control	$150,000	(7)	$75,000	(3)	—	(2)	$225,000

Notes:

(1)	In the event of a termination for just cause or resignation, the Company shall have no further obligation to Dr. Menawat, Mr. Dewan, Dr. Burtnyk or Mr. Tamberrino, as applicable, other than the payment of unpaid base salary, any bonus declared but not yet paid, plus all outstanding vacation pay and expense reimbursement.

(2)	The value shown is the product of the number of Common Shares underlying the vested Options multiplied by the difference between the Common Share TSX closing price on December 31, 2025 of C$10.77 and the exercise price.
(3)	The value shown is a sum of the semi annual cost of benefits and the average cash bonus paid in respect of the years ended December 31, 2025, 2024 and 2023.
(4)	If Dr. Menawat’s employment is terminated without cause, he is entitled to twelve months of pay of base salary in lieu of notice and an amount equal to the then current target annual bonus prorated based on the number of days elapsed in the calendar year until the date of termination as a percentage of the total number of days in such calendar year.
(5)	If Mr. Dewan’s employment is terminated without cause, he is entitled to the greater of: (i) twelve months’ notice; or (ii) the minimum notice (or pay in lieu) and minimum severance, if any, to which he would be entitled under employments standards legislation.
(6)	If Dr. Burtnyk’s employment is terminated without cause, he is entitled to six months’ notice and minimum severance, if any, to which he would be entitled under employments standards legislation.
(7)	If Mr. Tamberrino’s employment is terminated without cause, he is entitled to the greater of: (i) six months’ notice; or (ii) the minimum notice (or pay in lieu) and minimum severance, if any, to which he would be entitled under employments standards legislation.

Director Compensation

The directors of the Company, other than the current CEO, were paid an annual fee of $50,000 for their services in respect of the financial year-ended December 31, 2025. The Chair of the Audit Committee is entitled to an additional annual fee of $15,000 and the Chair of the Human Resources and Corporate Governance Committee is entitled to an additional annual fee of $10,000. Audit Committee members are entitled to an additional annual fee of $7,500 and Human Resources and Corporate Governance Committee members are entitled to an additional annual fee of $5,000. Directors of the Company are also eligible to receive Options and/or deferred share units (“DSUs”) as an initial grant when joining the Board and on an annual basis. Except as set out below, directors are not eligible to receive other compensation.

Summary Compensation Table

The following table sets forth information concerning compensation paid to the non-executive directors for the year ended December 31, 2025.

		Option-based	Share-based	All Other
	Fees Earned	awards	awards	Compensation	Total
Name	($)	($)	($)(1)	($)	($)
Brian Ellacott	58,750	—	74,902	—	133,652
Cynthia Lavoie	55,000	—	74,902	—	129,902
Murielle Lortie	56,000	—	74,902	—	130,902
Arthur Rosenthal	62,500	—	74,902	—	137,402
Kris Shah	53,750	—	74,902	—	128,652

Notes:

(1)	The directors were granted 12,097 DSUs each. The value shown is the product of the number of DSUs issued multiplied by the Common Share TSX closing price on the grant date, June 24, 2025, of C$8.49.

Outstanding Option-Based and Share-Based Awards

The following table sets forth information with respect to the unexercised Options granted under the Share Option Plan and DSUs granted under the LTIP to the non-executive directors that were outstanding as of December 31, 2025.

	Option-Based Awards				Share-Based Awards
						Market
						or payout	Market or
	Number of			Value of		value of	payout value
	Common			Unexercised	Number	DSUs	of vested
	Shares	Option		In-the-	of DSUs	that have	DSUs not
	Underlying	Exercise	Option	Money	that have	not	paid out or
	Unexercised	Price	Expiration	Options	not	vested	distributed
Name	Options	(C$)	Date	($)(5)	Vested	($)	($)(6)
Brian Ellacott(1)	3,300	10.20	June 15, 2028	1,372
	10,000	11.23	Nov 18, 2029	—
	10,000	17.44	May 20, 2030	—	17,098	134,354	78,579
	10,000	22.08	May 21, 2031	—
Cynthia Lavoie(2)	10,000	28.16	March 3, 2031	—
	10,000	22.08	May 21, 2031	—	17,098	134,354	78,579
Murielle Lortie(3)	10,000	23.02	Dec 15, 2030	—
	10,000	22.08	May 21, 2031	—	17,098	134,354	78,579
Arthur Rosenthal(4)	3,300	10.20	June 15, 2028	1,372
	10,000	11.23	Nov 18, 2029	—	17,098	134,354
	10,000	17.44	May 20, 2030	—			78,579
	10,000	22.08	May 21, 2031	—
Kris Shah	—	—	—	—	17,098	134,354	78,579

Notes:

(1)	Mr. Ellacott holds 33,300 Options, with 33,300 of these Options vested and exercisable.
(2)	Dr. Lavoie holds 20,000 Options, with 20,000 of these Options vested and exercisable.
(3)	Ms. Lortie holds 20,000 Options, with 20,000 of these Options vested and exercisable.
(4)	Dr. Rosenthal holds 33,300 Options, with 33,300 of these Options vested and exercisable.
(5)	The value shown is the product of the number of Common Shares underlying the Option multiplied by the difference between the Common Share TSX closing price on December 31, 2025 of C$10.77 and the exercise price.
(6)	The value shown is the product of the number of outstanding DSUs multiplied by the Common Share TSX closing price on December 31, 2025 of C$10.77.

Incentive Plan Awards — Value Vested or Earned During the Year Ended December 31, 2025

The following table sets forth information with respect to the value of Options vested during the year ended December 31, 2025 as well as the cash bonuses granted to non-executive directors during the year ended December 31, 2025.

	Option-Based Awards	Share-Based Awards	Non-Equity Incentive Plan
	Value Vested During	Value Vested During the	Compensation Value
	Year	Year	earned during the year
Name	($)(1)	($)(2)	($)
Brian Ellacott	—	17,277	—
Cynthia Lavoie	—	17,277	—
Murielle Lortie	—	17,277	—
Arthur Rosenthal	—	17,277	—
Kris Shah	—	17,277	—

Notes:

(1)	The value shown is the product of the number of Common Shares underlying the Options that vested during the year multiplied by the difference between the Common Share TSX closing price on the day the Options vested and the exercise price of the Options that vested.

(2)	The value shown is the product of the number of Common Shares underlying the DSUs that vested during the year multiplied by the Common Share TSX closing price on the day the DSUs vested.

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

The Share Option Plan provides that the Board may from time to time, in its discretion, grant to directors, officers, employees, consultants and any other person or entity engaged to provide ongoing services to the Company non-transferable Options, provided that the maximum number of Common Shares reserved for issuance under the Share Option Plan is equal to 13% of the issued and outstanding shares in the capital of the Company at the time of any Option grant. If any Option is exercised, cancelled, expired, surrendered or otherwise terminated for any reason, the number of Common Shares in respect of which the Option is exercised, cancelled, expired, surrendered or otherwise terminated, as the case may be, will again be available for purchase pursuant to Options granted under the plan. As of December 31, 2025, 2,142,522 Options have been granted under the Share Option Plan, which represents 5.9% of the issued and outstanding Common Shares of the Company as of December 31, 2025. As of December 31, 2025, 2,575,651 Options are available for grant under the Share Option Plan, which represents 7.1% of the issued and outstanding shares in the capital of the Company as of December 31, 2025.

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

As required by section 613 of the TSX Company Manual, the Company’s annual burn rate, which represents the number of Options granted under the Share Option Plan divided by the weighted average number of Common Shares outstanding as at the end of a fiscal year, was 6.9% in 2023, 5.4% in 2024 and 7.1% in 2025.

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

The maximum number of Common Shares which may be reserved for issuance under the LTIP cannot exceed 4.9% of the issued and outstanding Common Shares from time to time on a non-diluted basis (representing an aggregate of 1,778,388 Common Shares as at December 31, 2025), provided that the Board may make appropriate adjustments in the Common Shares issuable or amounts payable to preclude a dilution or enlargement of the benefits under the LTIP as a result of a consolidation, share split or similar change in the capital structure of the Company, subject to any required approval by any stock exchange or regulatory authority. As at December 31, 2025, an aggregate of 994,825 Units, representing approximately 2.7% of the issued and outstanding Common Shares, are outstanding under the LTIP. As at December 31, 2025, an aggregate of 783,563 Units, representing approximately 2.2% of the issued and outstanding Common Shares, are available for grant under the LTIP.

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

As required by section 613 of the TSX Company Manual, the Company’s annual burn rate, which represents the number of Units granted under the LTIP divided by the weighted average number of Common Shares outstanding as at the end of a fiscal year, was 2.7% in 2023, 1.7% in 2024 and 3.3% in 2025.

Policies and Practices Related to the Grant of Certain Equity Awards

Our equity awards, including stock options, are granted in connection with regularly scheduled meetings of the Human Resources and Corporate Governance Committee and the Board which are scheduled in March, August and November after the release of our quarterly financial results for the prior quarter. Our trading black-out period normally lifts after two trading days following such release of information. The Human Resources and Corporate Governance Committee may also grant equity awards to individuals upon hire or promotion to executive officer positions, which awards are granted on a quarterly basis. These equity awards are not granted during any trading black-out periods. The Human Resources and Corporate Governance Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 5, 2026 for:

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

The percentage of beneficial ownership in the table below is based on 36,293,640 common shares outstanding as of March 5, 2026. Options to purchase common shares that are exercisable within 60 days of March 5, 2026 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all common shares beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Profound Medical Corp., 2400 Skymark Avenue, Unit 6, Mississauga, Ontario, Canada, L4W5K5.

	Shares Beneficially	Percentage of Shares
Name of Beneficial Owner	Owned	Beneficially Owned
Greater than 5% Stockholders:
Neil Gagnon (Gagnon Securities LLC)(1)	3,346,743	11.2%
Named Executive Officers and Directors:
Arun Menawat(2)	1,139,356	3.1%
Rashed Dewan(3)	214,526	0.6%
Mathieu Burtnyk(4)	184,749	0.5%
Tom Tamberrino(5)	75,333	0.2%
Brian Ellacott(6)	103,202	0.3%
Cynthia Lavoie(7)	28,202	0.1%
Murielle Lortie(8)	25,352	0.1%
Arthur Rosenthal(9)	77,941	0.2%
Kris Shah(10)	2,202	0.0%
All current executive officers and directors as a group (9 persons)	1,850,863	5.1%

Notes:

(1)	Based on the Schedule 13G/A filed by Gagnon Securities LLC on January 23, 2025. Consists of shares held by Gagnon Securities LLC, Gagnon Advisors, LLC and Neil Gagnon. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC and may be deemed to share voting power with respect to 1,771,667 shares and dispositive power with respect to 1,920,060 shares held in customer accounts of Gagnon Securities LLC. Gagnon Securities LLC and Mr. Gagnon expressly disclaim beneficial ownership of all securities held in the accounts. Mr. Gagnon is the Chief Executive Officer of Gagnon Advisors, LLC. Mr. Gagnon and Gagnon Advisors, in its role as investment manager to Gagnon Investment Associates, LLC (“GIA”), a private investment fund, may be deemed to share voting and dispositive power with respect to the 896,671 shares held by GIA. Gagnon Advisors and Mr.

Gagnon expressly disclaim beneficial ownership of all securities held by GIA. The business address of each of these entities or individuals 1370 Ave. of Americas, 26th Floor, New York, NY 10019.
(2)	Consists of (i) 625,264 common shares held by Dr. Menawat, (ii) options to purchase 514,092 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Dr. Menawat.
(3)	Consists of (i) 78,326 common shares held by Mr. Dewan, (ii) options to purchase 136,200 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Mr. Dewan.
(4)	Consists of (i) 43,549 common shares held by Dr. Burtnyk, (ii) options to purchase 141,200 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Dr. Burtnyk.
(5)	Consists of (i) 25,333 common shares held by Mr. Tamberrino, (ii) options to purchase 50,000 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Mr. Tamberrino.
(6)	Consists of (i) 70,202 common shares held by Mr. Ellacott, (ii) options to purchase 33,300 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Mr. Ellacott.
(7)	Consists of (i) 8,202 common shares held by Dr. Lavoie, (ii) options to purchase 20,000 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Dr. Lavoie.
(8)	Consists of (i) 5,352 common shares held by Ms. Lortie, (ii) options to purchase 20,000 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Ms. Lortie.
(9)	Consists of (i) 44,941 common shares held by Dr. Rosenthal, (ii) options to purchase 33,300 common shares issuable upon the exercise of options to purchase common shares exercisable within 60 days of March 5, 2026 held by Dr. Rosenthal.
(10)	Consists of 2,202 common shares held by Mr. Shah.

Securities Authorized for Issuance under Equity Incentive Plans

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

	Number of securities to		Weighted-average			Number of securities
	be issued upon exercise		exercise price of			remaining available for
	of outstanding options		outstanding options			future issuance under
Plan Category	and rights		and rights			equity compensation plans
Equity compensation plans approved by securityholders	3,137,347	(1)	C$	13.53 per Common Share	(2)	1,580,826	(3)
Equity compensation plans not approved by securityholders	—			—		—
Total	3,137,347		C$	13.53 per Common Share		1,580,826	(4)

Notes:

(1)	Consists of options to purchase 2,142,522 Common Shares outstanding under the Share Option Plan, and 994,825 Common Shares subject to RSUs and DSUs outstanding under the LTIP as of December 31, 2025.
(2)	Reflects the weighted-average exercise price of options to purchase Common Shares outstanding as of December 31, 2025.
(3)	Consists of 1,103,048 Common Shares reserved under the Share Option Plan, and 477,778 Common Shares reserved under the LTIP as of December 31, 2025.
(4)	The aggregate maximum number of Common Shares that may be issued under the LTIP may not exceed 4.9% of the issued and outstanding Common Shares from time to time on a non-diluted basis. The aggregate maximum number of Common Shares that may be issued under the Share Option Plan, together with all other security-based compensation arrangements of the Company, is limited to 13% of the issued and outstanding Common Shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under existing SEC rules, some transactions, commonly referred to as “related party transactions,” are required to be disclosed to shareholders, including any transactions in which we have been a participant, in which the amount involved exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets as of December 31, 2024 and 2025, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

We are not aware of any related party transactions or series of similar transactions to which we have been or will be a party since January 1, 2024, other than compensation arrangements, which are described where required under the “Compensation of Named Executive Officers” and “Director Compensation” sections above.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of our annual financial statements for the years ended December 31, 2025 and December 31, 2024, and fees billed for other services rendered by PwC during those periods:

		Audit Related
Financial Year Ending	Audit Fees(1)	Fees	Tax Fees(2)	All Other Fees
December 31, 2025	$678,000	$—	$110,000	$—
December 31, 2024	$386,000	$—	$69,000	$—

Notes:

(1)	Audit fees includes annual audit, quarterly reviews and work performed in relation to offerings.
(2)	Tax fees includes fees related to annual tax returns and scientific research credit return along with tax and transfer pricing advice.

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

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
4.1	Description of Securities	X
4.2	Specimen Share Certificate		Form 10-K (Exhibit 4.2)	3/7/2025	001-39032
10.1*	Employment Agreement, dated January 1, 2020, as amended, by and between the Company and Arun Menawat		Form 10-K (Exhibit 10.1)	3/7/2025	001-39032
10.2*	Employment Agreement, dated October 14, 2024, by and between the Company and Tom Tamberrino		Form 10-K (Exhibit 10.2)	3/7/2025	001-39032
10.3*	Amended and Restated Employment Agreement, dated August 23, 2019, as amended, by and between the Company and Rashed Dewan		Form 10-K (Exhibit 10.3)	3/7/2025	001-39032
10.4*	Amended and Restated Employment Agreement, dated August 20, 2019, as amended, by and between the Company and Mathieu Burtnyk		Form 10-K (Exhibit 10.4)	3/7/2025	001-39032
10.5*	Profound Medical Corp. Long Term Incentive Plan	X
10.6*	Profound Medical Amended and Restated Share Option Plan		Form S-8 (Exhibit 99.1)	11/7/2019	333-234574
10.7	Amended and Restated Technology License Agreement, dated May 16, 2011, by and between the Company and Sunnybrook Health Sciences Centre		Form 10-K (Exhibit 10.7)	3/7/2025	001-39032
10.8	Siemens Agreement dated January 23, 2019. between the Company and Siemens Healthcare GmbH		Form 10-K (Exhibit 10.8)	3/7/2025	001-39032
10.9	Amended and Restated Credit Agreement, dated March 3, 2025, between the Company and Canadian Imperial Bank of Commerce		Form 10-K (Exhibit 10.9)	3/7/2025	001-39032
10.10	Form of Securities Purchase Agreement, dated as of December 19, 2025, by and between Profound Medical Corp. and the purchaser parties thereto		Form 8-K (Exhibit 10.1)	12/19/2025	001-39032
10.11	Form of Subscription Agreement, dated December 30, 2025		Form 8-K (Exhibit 10.1)	12/30/2025	001-39032
19	Profound Medical Corp. Corporate Disclosure, Confidentiality and Trading in Securities by Directors, Officers, Employees and Consultants Policy		Form 10-K (Exhibit 19)	3/7/2025	001-39032
21	Subsidiaries of the Company		Form 10-K (Exhibit 21)	3/7/2025	001-39032
23.1	Consent of Independent Registered Public Accountant	X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97*	Profound Medical Corp.’s Clawback Policy		Form 40-F (Exhibit 97.0)	3/7/2024	001-39032
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).	X
*	Management contract or compensatory plan or arrangement.
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

PROFOUND MEDICAL CORP.

Date:	March 5, 2026	By:	/s/ Arun Menawat
Arun Menawat
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ Arun Menawat	Chief Executive Officer and Director	March 5, 2026
	Arun Menawats	(principal executive officer)

By:	/s/ Rashed Dewan	Chief Financial Officer	March 5, 2026
	Rashed Dewan	(principal financial officer and principal accounting officer)

By:	/s/ Brian Ellacott	Director	March 5, 2026
Brian Ellacott

By:	/s/ Cynthia Lavoie	Director	March 5, 2026
Cynthia Lavoie

By:	/s/ Murielle Lortie	Director	March 5, 2026
Murielle Lortie

By:	/s/ Arthur Rosenthal	Director	March 5, 2026
Arthur Rosenthal

By:	/s/ Kris Shah	Director	March 5, 2026
Kris Shah