Form 10-Q
period 2026-03-31
Profound Medical Corp.
filed 2026-05-07
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 36,337,637 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended March 31, 2026

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
	$	$
Assets

Current assets:
Cash	50,295	59,723
Trade and other receivables, net (note 3)	9,423	7,200
Inventory (note 4)	9,001	8,238
Prepaid expenses and deposits	811	928
Total current assets	69,530	76,089

Trade and other receivables, net (note 3)	150	300
Property and equipment, net (note 5)	682	698
Intangible assets, net (note 6)	129	138
Right-of-use assets, net (note 9)	2,897	184
Deferred tax assets, net	68	66
Total assets	73,456	77,475

Liabilities

Current liabilities:
Accounts payable	2,142	1,563
Accrued expenses and other current liabilities (note 7)	3,389	3,815
Deferred revenue	464	445
Long-term debt (note 8)	4,503	—
Lease liabilities (note 9)	68	213
Income tax payable	41	39
Total current liabilities	10,607	6,075

Deferred revenue	441	388
Long-term debt (note 8)	—	4,499
Lease liabilities (note 9)	2,892	—
Other non-current liabilities	92	79
Total liabilities	14,032	11,041

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 36,337,637 and 36,293,640 issued and outstanding at March 31, 2026 and December 31, 2025, respectively (note 10)	324,163	323,839
Additional paid-in capital	26,034	25,310
Accumulated other comprehensive income	4,020	5,025
Accumulated deficit	(294,793)	(287,740)
Total shareholders’ equity	59,424	66,434

Total liabilities and shareholders’ equity	73,456	77,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
	$	$
Revenue (note 12)
Recurring - non-capital	2,474	1,801
Capital equipment	2,863	820
	5,337	2,621
Cost of sales	1,505	768
Gross profit	3,832	1,853

Operating expenses
Research and development	5,262	4,808
Selling, general and administrative	6,591	8,211
Total operating expenses	11,853	13,019

Operating loss	8,021	11,166

Other (income) expenses
Net finance (income) expense	(377)	(445)
Net foreign exchange (gain) loss	(616)	(38)
Total other (income) expenses	(993)	(483)

Net loss before income taxes	7,028	10,683

Income tax expense	27	41
Deferred tax expense (recovery)	(2)	—
Total income tax expense	25	41

Net loss attributed to shareholders for the period	7,053	10,724

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	1,005	(103)

Net loss and other comprehensive loss for the period	8,058	10,621

Loss per share (note 13)
Basic and diluted net loss per common share	0.19	0.36
Basic and diluted weighted average common shares outstanding	36,297,684	30,041,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2025	36,293,640	323,839	25,310	5,025	(287,740)	66,434
Net loss for the period	—	—	—	—	(7,053)	(7,053)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(1,005)	—	(1,005)
Vesting of DSUs (note 11)	10,000	68	(68)	—	—	—
Vesting of RSUs (note 11)	33,997	256	(256)	—	—	—
Share-based compensation (note 11)	—	—	1,048	—	—	1,048
Balance – March 31, 2026	36,337,637	324,163	26,034	4,020	(294,793)	59,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422
Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 11)	13,333	89	(89)	—	—	—
Share-based compensation (note 11)	—	—	989	—	—	989
Balance – March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
	$	$
Cash flows from operating activities
Net loss for the period	(7,053)	(10,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	93	116
Amortization of intangible assets (note 6)	7	47
Non-cash lease expense adjustment	50	(9)
Share-based compensation (note 11)	1,048	989
Interest and accretion expense	5	48
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	(2,240)	1,090
Inventory (note 4)	(996)	(984)
Prepaid expenses and deposits	105	592
Accounts payable, accrued expenses and other liabilities (note 7)	311	300
Deferred revenue	88	252
Income taxes payable	2	—
Deferred tax asset	(3)	—
Net cash used in operating activities	(8,583)	(8,283)

Cash flows from financing activities
Repayments of long-term debt (note 8)	—	(290)
Net cash provided by (used in) financing activities	—	(290)

Net increase (decrease) in cash	(8,583)	(8,573)
Effect of exchange rate changes on cash	(845)	94
Cash, beginning of period	59,723	54,912
Cash, end of period	50,295	46,433

Supplemental cash flow information:
Interest paid, included in financing activities	75	56
Income taxes paid, included in operating activities	25	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1Description of business

Profound Medical Corp. (Profound) (the Company) was incorporated under the Ontario Business Corporations Act on July 16, 2014. The Company is a commercial-stage medical device company focused on the development and marketing of customizable, incision-free therapeutic systems for the ablation of diseased tissue utilizing platform technologies.

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

Unaudited condensed consolidated financial statements

The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of shareholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the consolidated financial statements related to March 31, 2026, and the three months ended March 31, 2026 and 2025, are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 5, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2026, and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Annual Report.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the determination of expected credit losses, and the valuation of stock options. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company elected the practical expedient to assume that current conditions as of the balance-sheet date remain unchanged for the remaining life of its current accounts receivable and contract assets. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31,	December 31,
	2026	2025
	$	$
Trade receivables, gross	9,501	7,621
Contract assets, gross	379	386
Trade receivables and contract assets	9,880	8,007
Allowance for expected credit losses	(919)	(898)
Trade receivables, net	8,961	7,109
Tax receivables	436	311
Other receivables	176	80
Total trade and other receivables, net	9,573	7,500
Less: Current portion	9,423	7,200
Long-term portion	150	300

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	March 31,	December 31,
	2026	2025
	$	$
Balance - Beginning of the period	898	158
Provision for allowance for expected credit losses	21	740
Balance - End of the period	919	898

4	Inventory

Inventory as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31,	December 31,
	2026	2025
	$	$
Finished goods	5,111	5,280
Raw materials	3,890	2,958
Inventory	9,001	8,238

During the three months ended March 31, 2026, $1,433 (three months ended March 31, 2025 - $660) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
	$	$
Leasehold improvements	542	542
Equipment	176	176
Equipment under operating lease	1,565	1,571
Total	2,283	2,289
Accumulated depreciation	(1,601)	(1,591)
Property and equipment, net	682	698

Depreciation expense for the three months ended March 31, 2026 was $93 (three months ended March 31, 2025 - $116). During the three months ended March 31, 2026, the Company sold $83 (three months ended March 31, 2025 - $78) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of March 31, 2026 and December 31, 2025 consist of:

		March 31, 2026			December 31, 2025
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	3.4	231	(164)	67	231	(158)	73
Software	—	978	(978)	—	978	(978)	—
Distribution rights	14.6	66	(4)	62	66	(1)	65
		1,275	(1,146)	129	1,275	(1,137)	138

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

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
	$	$
Accrued employee compensation	1,704	2,347
Clinical trials	669	524
Other general accruals	1,016	944
Accrued expenses and other current liabilities	3,389	3,815

8	Long-term debt

On March 3, 2025, the Company entered into an amended and restated credit agreement (the “CIBC Credit Agreement”), with Canadian Imperial Bank of Commerce (“CIBC”) which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to Profound. This was accounted for as a modification of debt whereby a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains financial covenants whereby unrestricted cash is at all times greater than EBITDA for the most recent nine-month period, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same time period in the prior fiscal year, reported on a quarterly basis. The obligations are secured by, inter alia, a general security agreement over the assets and the assets of the Company’s subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to the Company to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that Profound may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

On September 30, 2025, an amendment to the CIBC Credit Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be the greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis. The Company is in compliance with these financial covenants as of March 31, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

	March 31,	December 31,
	2026	2025
	$	$
Balance - Beginning of period	4,499	4,661
Interest expense	80	394
Interest paid	(75)	(331)
Foreign exchange	(1)	65
Repayment	—	(290)
Balance - End of period	4,503	4,499
Less: Current portion	4,503	—
Long-term portion	—	4,499

9	Leases

Leases where the Company is the Lessee

The Company leases certain office premises. In January 2026, the Company entered into a lease modification agreement that extended the lease term and modified the payment schedule. This modification did not provide the Company with additional right-of-use assets and therefore was accounted for as a modification of an existing operating lease, resulting in a remeasurement of the related operating lease liability using an updated incremental borrowing rate and a corresponding adjustment to the right-of-use asset. The extension commences October 1, 2026, with fixed payment structures expiring in 2033. Lease liabilities and corresponding right-of-use assets were recognized based on the present value of future lease payments.

Lease expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	$	$
Operating lease costs	119	58
Total lease costs	119	58

Other information related to operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	72	69
Weighted average remaining lease term	7.5 years	0.75 years
Weighted average discount rate	5.50%	5.99%

Maturities of the operating lease liabilities and minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year as of March 31, 2026 were as follows:

2026	142
2027	384
2028	507
2029	522
2030	538
Thereafter	1,562
Total	3,655
Less: Imputed interest	695
Present value of remaining lease payments	2,960
Less: Current portion	68
Non-current portion	2,892

10	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	March 31,	December 31,
	2026	2025
Issued and outstanding (with no par value)	$	$
36,337,637 (December 31, 2025 – 36,293,640) common shares	324,163	323,839

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

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The maximum number of common shares reserved for issuance under the share option plan and the long-term incentive plan is 4,719,473 common shares or such other number as may be approved by the holders of the voting shares of the Company.

As of March 31, 2026, 2,198,983 (December 31, 2025 – 2,142,522) options were outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as of those dates are set forth below:

		Weighted average
	Number	exercise price
	of options	C$
Balance - December 31, 2025	2,142,522	13.53
Granted	72,000	7.58
Forfeited/expired	(15,539)	11.86
Balance - March 31, 2026	2,198,983	13.35
Exercisable - March 31, 2026	1,459,203	14.87
Expected to vest - March 31, 2026	2,198,983	13.35

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

March 17,
Grant date	2026
Exercise price	C$7.58
Expected volatility	68%
Expected life of options	6 years
Risk-free interest rate	3.00%
Dividend yield	—

The weighted average grant date fair values of share options granted for the three months ended March 31, 2026 were C$5.13 (three months ended March 31, 2025 - C$6.32).

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

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - December 31, 2025	859,335	9.23
Granted	76,000	8.02
Vested	(33,997)	10.52
Forfeited	(29,167)	9.26
Balance - March 31, 2026	872,171	9.07

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2025	135,490	9.39
Vested	(10,000)	9.41
Forfeited	(17,098)	9.37
Balance - March 31, 2026	108,392	9.39

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	$	$
Share options	352	633
RSUs	683	242
DSUs	13	114
Share-based compensation	1,048	989

Cost of sales	7	3
Research and development	203	273
Selling, general and administrative	838	713
Share-based compensation	1,048	989

12	Revenue

The following table provides information about disaggregated revenue by products and services:

	Three Months Ended March 31,
	2026	2025
	$	$
Timing of transfer of control
Point in time revenue	5,142	2,447
Service revenue recognized over time	195	174
	5,337	2,621

13	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2026	2025
	$	$
Net loss for the period	$7,053	$10,724
Weighted average number of common shares	36,297,684	30,041,735
Basic and diluted loss per share	$0.19	$0.36

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,198,983 (March 31, 2025 – 2,111,036) share options, 872,171 (March 31, 2025 – 538,954) RSUs, and 108,392 (March 31, 2025 – 91,670) DSUs that are not included in the calculation of diluted loss per share for the three months ended March 31, 2026, 1,459,203 (March 31, 2025 – 1,174,052) were exercisable.

14	Segment reporting

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

The following tables represent total revenue by geographic area, based on the location of the reporting entity for the three months ended March 31, 2026 and 2025, respectively:

	For the three months ended March 31, 2026
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	1,485	839	150	2,474
Capital equipment	2,086	777	—	2,863
	3,571	1,616	150	5,337

	For the three months ended March 31, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	282	1,293	226	1,801
Capital equipment	570	250	—	820
	852	1,543	226	2,621

The following tables represent other geographic information for the three months ended March 31, 2026 and the year ended December 31, 2025:

	For the period ended March 31, 2026
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	61,449	7,393	1,157	108	3,349	73,456
Intangible assets	129	—	—	—	—	129
Property and equipment	27	491	—	—	164	682
Right-of-use assets	2,897	—	—	—	—	2,897
Amortization of intangible assets	7	—	—	—	—	7
Depreciation of property and equipment	15	66	—	—	12	93

	For the year ended December 31, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	63,046	9,791	1,243	137	3,258	77,475
Intangible assets	138	—	—	—	—	138
Property and equipment	41	481	—	—	176	698
Right-of-use assets	184	—	—	—	—	184
Amortization of intangible assets	187	—	—	—	—	187
Depreciation of property and equipment	51	322	—	—	—	373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to Profound Medical Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2026, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Unless stated otherwise, all references to “$” are to United States dollars in thousands and all references to “C$” are to Canadian dollars in thousands.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following selected financial information as of and for the three months ended March 31, 2026 and 2025 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the three months ended March 31,
	2026	2025
	$	$
Revenue	5,337	2,621
Operating expenses	11,853	13,019
Other (income) expense	(993)	(483)
Net loss for the period	7,053	10,724
Basic and diluted loss per share	0.19	0.36

	For the three months ended March 31,
	2026	2025	Change
	$	$	$	%
Revenue	5,337	2,621	2,716	104%
Cost of sales	1,505	768	737	96%
Gross profit	3,832	1,853	1,979	107%
Gross margin	72%	71%

Expenses
Research and development	5,262	4,808	454	9%
Selling, general and administrative	6,591	8,211	(1,620)	(20)%
Total operating expenses	11,853	13,019	(1,166)	(9)%

Other (income) expense
Net finance (income) expense	(377)	(445)	68	(15)%
Net foreign exchange (gain) loss	(616)	(38)	(578)	1,521%
Total other (income) expense	(993)	(483)	(510)	106%

Net loss before income taxes	7,028	10,683	(3,655)	(34)%

Income taxes	25	41	(16)	(39)%

Net loss attributed to shareholders for the period	7,053	10,724	(3,671)	(34)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	1,005	(103)	1,108	(1,076)%
Net loss and comprehensive loss for the period	8,058	10,621	(2,563)	(24)%

Loss per share
Basic and diluted net loss per common share	0.19	0.36	(0.17)	(47)%
Basic and diluted weighted average common share outstanding	36,297,684	30,041,735

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

For the three months ended March 31, 2026, we recorded revenue totaling $5,337, consisting of $2,863 from the one-time sale of capital equipment and $2,474 from recurring – non-capital revenue. For the three months ended March 31, 2025, we recorded revenue of $2,621, consisting of $820 from the one-time sale of capital equipment and $1,801 from recurring – non-capital revenue. The increase of $2,716, or 104%, in revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was the result of higher recurring revenue and capital sales in the United States and overseas during the first quarter of 2026.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended March 31, 2026, we recorded a cost of sales of $1,505, related to the sale of medical devices, capital and non-capital, which reflects a 72% gross profit. For the three months ended March 31, 2025, we recorded a cost of sales of $768, related to the sale of medical devices, capital and non-capital, which reflects a 71% gross profit. The increase of $737, or 96%, in cost of sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was the result of a different product combination whereby more capital equipment was sold which contains a higher margin. The gross profit was higher in the three months ended March 31, 2026 by $1,979, or 107%, due to growth in the number of capital systems sold.

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

For the three months ended March 31, 2026, R&D expenses increased by $454, or 9%, to $5,262 compared to $4,808 for the three months ended March 31, 2025. The increase in R&D expenses was largely due to increased headcount, travel expenditures and higher consulting expenditures due to spending on R&D initiatives to reduce design costs and improve quality and efficiencies with our products. Offsetting these costs were a reduction in clinical trial costs due to CAPTAIN trial enrollment completion. These expenses promote the ongoing development and improvement of the products while further strengthening the commitment to a reliable and customizable product.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the three months ended March 31, 2026 decreased by $1,620, or 20%, to $6,591 compared to $8,211 for the three months ended March 31, 2025. The decrease in SG&A was primarily due to decreased salaries, sales force and commission payments, a reduction in consulting fees and travel expenses and overall discount in our insurance premiums for the same coverage from prior year.

Net finance (income) expense

Net finance (income) expense is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; and (ii) interest income from cash.

Net finance (income) expense decreased by $68 to $(377) during the three months ended March 31, 2026, compared to $(445) during the three months ended March 31, 2025. The decrease in net finance (income) expense was primarily due to decrease in interest income from cash.

Net foreign exchange (gain) loss

Net foreign exchange (gain) loss is primarily comprised of the change in the foreign exchange rates for the Company’s foreign currency denominated cash, trade receivables and accounts payable (non-USD).

Net foreign exchange (gain) loss increased by $(578) to $(616) during the three months ended March 31, 2026, compared to $(38) during the three months ended March 31, 2025. The increase in net foreign exchange (gain) loss was primarily due to increase in the EUR and CAD currency rates.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $50,295 compared to $59,723 as of December 31, 2025. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Loan (as defined below).

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

Total spending of proceeds
from the 2025 Public
Offering as of
March 31, 2026
$
TULSA-PRO commercialization	7,178
Sonalleve development and commercialization	1,769
Working capital and general corporate purposes	2,906
Total	11,853

CIBC Loan

On March 3, 2025, we entered into an amended and restated credit agreement (the “CIBC Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended the terms of the loan with CIBC (the “CIBC Loan”) and the existing long-term debt provided under the original credit agreement with CIBC was repaid with proceeds from a new revolving line of credit provided by CIBC to us.  The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. The CIBC Credit Agreement contains certain financial covenants, and the obligations thereunder are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

On September 30, 2025, an amendment to the CIBC Credit Agreement resulted in a change to one of the financial covenants. The amended covenant is that unrestricted cash must at all times be the greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis. We are in compliance with these financial covenants as of March 31, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
	$	$
Cash provided by (used in) operating activities	(8,584)	(8,283)
Cash provided by (used in) financing activities	—	(290)
Foreign exchange on cash	(844)	94
Net increase (decrease) in cash	(9,428)	(8,479)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $(8,584). The principal use of the operating cash flows during the period related to a net loss of $7,054 and an increase in net operating assets and liabilities of $2,733 and an increase in non-cash charges of $1,203. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

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

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2026 was $nil.

Net cash provided by (used in) financing activities for the three months ended March 31, 2025 was $(290) from the repayments of long-term debt principal.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2025. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K dated March 5, 2026.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report on Form 10-K, which was filed with the SEC on March 5, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2026 (the “2025 Annual Report”). There have been no material changes to the risk factors described in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

PROFOUND MEDICAL CORP.

Date: May 7, 2026	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Rashed Dewan
Name: Rashed Dewan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)