Form 10-Q
period 2026-06-30
Profound Medical Corp.
filed 2026-08-06
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 36,532,594 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended June 30, 2026

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
	$	$
Assets

Current assets:
Cash	38,271	59,723
Trade and other receivables, net (note 3)	9,614	7,200
Inventory (note 4)	10,456	8,238
Prepaid expenses and deposits	523	928
Total current assets	58,864	76,089

Trade and other receivables, net (note 3)	—	300
Property and equipment, net (note 5)	556	698
Intangible assets, net (note 6)	121	138
Right-of-use assets, net (note 9)	2,763	184
Deferred tax assets, net	81	66
Total assets	62,385	77,475

Liabilities

Current liabilities:
Accounts payable	955	1,563
Accrued expenses and other current liabilities (note 7)	3,127	3,815
Deferred revenue	342	445
Long-term debt (note 8)	4,507	—
Lease liabilities (note 9)	119	213
Income tax payable	63	39
Total current liabilities	9,113	6,075

Deferred revenue	618	388
Long-term debt (note 8)	—	4,499
Lease liabilities (note 9)	2,754	—
Other non-current liabilities	92	79
Total liabilities	12,577	11,041

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 36,532,594 and 36,293,640 issued and outstanding at June 30, 2026 and December 31, 2025, respectively (note 10)	325,383	323,839
Additional paid-in capital	25,688	25,310
Accumulated other comprehensive income	3,070	5,025
Accumulated deficit	(304,333)	(287,740)
Total shareholders’ equity	49,808	66,434

Total liabilities and shareholders’ equity	62,385	77,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Revenue (note 12)
Recurring - non-capital	1,612	1,561	4,086	3,362
Capital equipment	871	650	3,734	1,470
	2,483	2,211	7,820	4,832
Cost of sales	536	593	2,041	1,361
Gross profit	1,947	1,618	5,779	3,471

Operating expenses
Research and development	5,654	6,098	10,916	10,906
Selling, general and administrative	7,359	9,326	13,950	17,537
Total operating expenses	13,013	15,424	24,866	28,443

Operating loss	11,066	13,806	19,087	24,972

Other (income) expenses
Net finance income	(336)	(343)	(713)	(788)
Net foreign exchange (gain) loss	(1,245)	2,168	(1,861)	2,130
Total other (income) expenses	(1,581)	1,825	(2,574)	1,342

Net loss before income taxes	9,485	15,631	16,513	26,314

Income tax expense	68	78	95	119
Deferred tax recovery	(13)	(14)	(15)	(14)
Total income tax expense	55	64	80	105

Net loss attributed to shareholders for the period	9,540	15,695	16,593	26,419

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	950	(2,713)	1,955	(2,816)

Net loss and other comprehensive loss for the period	10,490	12,982	18,548	23,603

Loss per share (note 13)
Basic and diluted net loss per common share	0.26	0.52	0.46	0.88
Basic and diluted weighted average common shares outstanding	36,350,665	30,053,142	36,324,393	30,055,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2025	36,293,640	323,839	25,310	5,025	(287,740)	66,434
Net loss for the period	—	—	—	—	(7,053)	(7,053)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(1,005)	—	(1,005)
Vesting of DSUs (note 11)	10,000	68	(68)	—	—	—
Vesting of RSUs (note 11)	33,997	256	(256)	—	—	—
Share-based compensation (note 11)	—	—	1,048	—	—	1,048
Balance – March 31, 2026	36,337,637	324,163	26,034	4,020	(294,793)	59,424

Net loss for the period	—	—	—	—	(9,540)	(9,540)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(950)	—	(950)
Vesting of DSUs (note 11)	16,128	96	(96)	—	—	—
Vesting of RSUs (note 11)	178,829	1,124	(1,124)	—	—	—
Share-based compensation (note 11)	—	—	874	—	—	874
Balance – June 30, 2026	36,532,594	325,383	25,688	3,070	(304,333)	49,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422
Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 11)	13,333	89	(89)	—	—	—
Share-based compensation (note 11)	—	—	989	—	—	989
Balance – March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

Net loss for the period	—	—	—	—	(15,695)	(15,695)
Cumulative translation adjustment – net of tax of $nil	—	—	—	2,713	—	2,713
Share-based compensation (note 11)	—	—	1,451	—	—	1,451
Balance – June 30, 2025	30,053,142	281,641	23,649	5,558	(271,589)	39,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
	$	$
Cash flows from operating activities
Net loss for the period	(16,593)	(26,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment (note 5)	219	218
Amortization of intangible assets (note 6)	16	86
Non-cash lease expense adjustment	99	(19)
Share-based compensation (note 11)	1,922	2,440
Interest and accretion expense	9	51
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	(2,473)	2,449
Inventory (note 4)	(2,686)	(2,723)
Prepaid expenses and deposits	384	1,042
Accounts payable, accrued expenses and other liabilities (note 7)	(991)	545
Deferred revenue	164	317
Income taxes payable	27	—
Deferred tax assets	(18)	(14)
Net cash used in operating activities	(19,921)	(22,027)

Cash flows from financing activities
Repayments of long-term debt (note 8)	—	(290)
Net cash provided by (used in) financing activities	—	(290)

Net increase (decrease) in cash	(19,921)	(22,317)
Effect of exchange rate changes on cash	(1,531)	2,600
Cash, beginning of period	59,723	54,912
Cash, end of period	38,271	35,195

Supplemental cash flow information:
Interest paid	150	139
Income taxes paid, included in operating activities	69	65

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

Unaudited condensed consolidated financial statements

The condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the consolidated financial statements related to June 30, 2026, and the three and six months ended June 30, 2026 and 2025, are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 5, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2026, and the results of its operations and cash flows for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Annual Report.

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

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30,	December 31,
	2026	2025
	$	$
Trade receivables, gross	9,584	7,621
Contract assets, gross	—	386
Trade receivables and contract assets	9,584	8,007
Allowance for expected credit losses	(577)	(898)
Trade receivables, net	9,007	7,109
Tax receivables	427	311
Other receivables	180	80
Total trade and other receivables, net	9,614	7,500
Less: Current portion	9,614	7,200
Long-term portion	—	300

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	June 30,	December 31,
	2026	2025
	$	$
Balance - Beginning of the period	898	158
Write off against the allowance	(375)	—
Provision for allowance for expected credit losses	54	740
Balance - End of the period	577	898

4	Inventory

Inventory as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30,	December 31,
	2026	2025
	$	$
Finished goods	5,899	5,280
Raw materials	4,557	2,958
Inventory	10,456	8,238

During the three and six months ended June 30, 2026, $428 and $1,861, respectively (three and six months ended June 30, 2025 - $496 and $1,156, respectively) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
	$	$
Leasehold improvements	542	542
Equipment	176	176
Equipment under operating lease	1,494	1,571
Total	2,212	2,289
Accumulated depreciation	(1,656)	(1,591)
Property and equipment, net	556	698

Depreciation expense for the three and six months ended June 30, 2026 was $126 and $219, respectively (three and six months ended June 30, 2025 - $102 and $218, respectively). During the three and six months ended June 30, 2026, the Company sold $71 and $154, respectively (three and six months ended June 30, 2025 - $135 and $213, respectively) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of June 30, 2026 and December 31, 2025 consist of:

		June 30, 2026			December 31, 2025
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	3.1	231	(171)	60	231	(158)	73
Software	—	978	(978)	—	978	(978)	—
Distribution rights	14.3	66	(5)	61	66	(1)	65
		1,275	(1,154)	121	1,275	(1,137)	138

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

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
	$	$
Accrued employee compensation	1,437	2,347
Clinical trials	694	524
Other general accruals	996	944
Accrued expenses and other current liabilities	3,127	3,815

8	Long-term debt

On March 3, 2025, the Company entered into an amended and restated credit agreement (the “CIBC Credit Agreement”), with Canadian Imperial Bank of Commerce (“CIBC”) which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to Profound. This was accounted for as a modification of debt whereby a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. Following an amendment to the CIBC Credit Agreement on September 30, 2025, the amended financial covenants are that unrestricted cash is at all times greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same period in the prior fiscal year, reported on a quarterly basis. The Company is in compliance with these financial covenants as of June 30, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

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

	June 30,	December 31,
	2026	2025
	$	$
Balance - Beginning of period	4,499	4,661
Interest expense	159	394
Interest paid	(150)	(331)
Foreign exchange	(1)	65
Repayment	—	(290)
Balance - End of period	4,507	4,499
Less: Current portion	4,507	—
Long-term portion	—	4,499

9	Leases

Leases where the Company is the Lessee

The Company leases certain office premises. In January 2026, the Company entered into a lease modification agreement for one of its office premises that extended the lease term and modified the payment schedule. This modification increased the right-of-use assets but did not provide the Company with any additional right‑of‑use assets. Therefore, this was accounted for as a modification of an existing operating lease, resulting in a remeasurement of the related operating lease liability using an updated incremental borrowing rate and a corresponding adjustment to the right‑of‑use asset. The extension commences October 1, 2026, with fixed payment structures expiring in 2033. Lease liabilities and corresponding right-of-use assets were recognized based on the present value of future lease payments.

Lease expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	$	$
Operating lease costs	118	58
Total lease costs	118	58

	Six Months Ended June 30,
	2026	2025
	$	$
Operating lease costs	237	116
Total lease costs	237	116

Other information related to operating leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	143	140
Weighted average remaining lease term	7.25 years	0.75 years
Weighted average discount rate	5.50%	5.99%

Maturities of the operating lease liabilities and minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year as of June 30, 2026 were as follows:

2026	69
2027	377
2028	497
2029	512
2030	528
Thereafter	1,533
Total	3,516
Less: Imputed interest	643
Present value of remaining lease payments	2,873
Less: Current portion	119
Non-current portion	2,754

10	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	June 30,	December 31,
	2026	2025
Issued and outstanding (with no par value)	$	$
36,532,594 (December 31, 2025 – 36,293,640) common shares	325,383	323,839

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

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The aggregate maximum number of common shares that may be issued under the Share Option Plan, together with all other security-based compensation arrangements of the Company, is limited to 13% of the issued and outstanding common shares. The current maximum number of common shares reserved for issuance under the share option plan together with the long-term incentive plan is 4,749,237 common shares (or such other number as may be approved by the holders of the voting shares of the Company).

As of June 30, 2026, 2,151,048 (December 31, 2025 – 2,142,522) options were outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as of those dates are set forth below:

		Weighted average
	Number	exercise price
	of options	C$
Balance - December 31, 2025	2,142,522	13.53
Granted	121,600	8.29
Forfeited/expired	(113,074)	15.69
Balance - June 30, 2026	2,151,048	13.12
Exercisable - June 30, 2026	1,450,606	14.49
Expected to vest - June 30, 2026	2,151,048	13.12

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

	March 17,	May 19,	June 11,
Grant date	2026	2026	2026
Exercise price	C$7.58	C$9.63	C$9.41
Expected volatility	68%	67%	67%
Expected life of options	6 years	6 years	6 years
Risk-free interest rate	3.00%	3.45%	3.32%
Dividend yield	—	—	—

The weighted average grant date fair values of share options granted for the three and six months ended June 30, 2026 were C$5.78 and C$5.40, respectively (three and six months ended June 30, 2025 - C$4.59 and C$4.82).

Long-term incentive plan

Effective May 17, 2023, the Company adopted the amended long term incentive plan (the LTIP). The LTIP is an incentive-based equity compensation plan that provides for the grant of restricted share units (the RSUs) and deferred share units (the DSUs, together with the RSUs, the Units). The aggregate maximum number of common shares that may be reserved for issuance under the LTIP in respect of grants of RSUs and DSUs is limited to 4.9% of the issued and outstanding common shares on a non-diluted basis, provided that, the maximum number of common shares which may be reserved for issuance pursuant to all of the Company’s security-based compensation arrangements shall not in the aggregate exceed 13% of the issued and outstanding common shares on a non-diluted basis. The Company may grant RSUs to officers, directors, employees, or consultants of the Company or any of its affiliates and any such person’s personal holding company, as designated by the Board in a resolution upon the terms and conditions set forth in a grant agreement. DSUs may be granted to any director of the Company who has been designated by the Company for participation in the LTIP and who has agreed to participate in the LTIP Each Unit represents the right to receive one common share in accordance with the terms of the LTIP. The number of Units granted at any particular time will be calculated by dividing the dollar amount of such grant by the market value of a common share on the applicable grant date, which is equal to the volume weighted average trading price of all common shares traded on the TSX (or other exchange where the common shares are listed) for the five trading days immediately preceding such date. RSUs and DSUs granted under the LTIP vest over a period of up to three years, subject to DSU deferral features.

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - December 31, 2025	859,335	9.23
Granted	97,430	8.29
Vested	(212,826)	9.18
Forfeited	(82,003)	9.19
Balance - June 30, 2026	661,936	9.11

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2025	135,490	9.39
Granted	51,324	9.36
Vested	(26,128)	8.84
Forfeited	(17,098)	9.37
Balance - June 30, 2026	143,588	9.48

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Share options	295	125	647	758
RSUs	521	627	1,204	869
DSUs	58	699	71	813
Share-based compensation	874	1,451	1,922	2,440

Cost of sales	(26)	7	(19)	10
Research and development	219	315	422	588
Selling, general and administrative	681	1,129	1,519	1,842
Share-based compensation	874	1,451	1,922	2,440

12	Revenue

The following table provides information about disaggregated revenue by products and services:

	Three Months Ended June 30,
	2026	2025
	$	$
Timing of transfer of control
Point in time revenue	2,298	2,028
Service revenue recognized over time	185	183
	2,483	2,211

	Six Months Ended June 30,
	2026	2025
	$	$
Timing of transfer of control
Point in time revenue	7,440	4,475
Service revenue recognized over time	380	357
	7,820	4,832

13	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Net loss for the period	9,540	15,695	16,593	26,419
Weighted average number of common shares	36,350,665	30,053,142	36,324,393	30,055,047
Basic and diluted loss per share	$0.26	$0.52	$0.46	$0.88

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,151,048 (June 30, 2025 – 2,147,568) share options, 661,936 (June 30, 2025 – 1,075,454) RSUs, and 143,588 (June 30, 2025 – 152,155) DSUs that are not included in the calculation of diluted loss per share for the period ended June 30, 2026, 1,450,606 (June 30, 2025 – 1,187,803) were exercisable.

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

The following tables represent total revenue by geographic area, based on the location of the reporting entity for the three months ended June 30, 2026 and 2025, respectively:

	For the three months ended June 30, 2026
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	129	1,301	182	1,612
Capital equipment	427	444	—	871
	556	1,745	182	2,483

	For the three months ended June 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	94	1,327	140	1,561
Capital equipment	—	650	—	650
	94	1,977	140	2,211

	For the six months ended June 30, 2026
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	1,614	2,140	332	4,086
Capital equipment	2,513	1,221	—	3,734
	4,127	3,361	332	7,820

	For the six months ended June 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	376	2,620	366	3,362
Capital equipment	570	900	—	1,470
	946	3,520	366	4,832

The following tables represent other geographic information for the six months ended June 30, 2026 and the year ended December 31, 2025:

	For the period ended June 30, 2026
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	51,218	7,215	540	137	3,275	62,385
Intangible assets	121	—	—	—	—	121
Property and equipment	13	389	—	—	154	556
Right-of-use assets	2,763	—	—	—	—	2,763
Amortization of intangible assets	16	—	—	—	—	16
Depreciation of property and equipment	28	169	—	—	22	219

	For the year ended December 31, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	63,046	9,791	1,243	137	3,258	77,475
Intangible assets	138	—	—	—	—	138
Property and equipment	41	481	—	—	176	698
Right-of-use assets	184	—	—	—	—	184
Amortization of intangible assets	187	—	—	—	—	187
Depreciation of property and equipment	51	322	—	—	—	373

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

We are commercializing TULSA-PRO, a technology that combines real-time MRI, robotically-driven transurethral ultrasound and closed-loop temperature feedback control. The TULSA procedure, performed using the TULSA-PRO system, has the potential of becoming a mainstream treatment modality across the entire prostate disease spectrum; ranging from low-, intermediate-, or high-risk prostate cancer; to hybrid patients suffering from both prostate cancer and benign prostatic hyperplasia (“BPH”); to men with BPH only; and also, to patients requiring salvage therapy for radio-recurrent localized prostate cancer. TULSA employs real-time MR guidance for pixel-by-pixel precision to preserve prostate disease patients’ urinary continence and sexual function, while killing the targeted prostate tissue via a precise sound absorption technology that gently heats it to kill temperature (55-57°C). TULSA is an incision- and radiation-free “one-and-done” procedure performed in a single session that takes a few hours. Virtually all prostate shapes and sizes can be safely, effectively, and efficiently treated with TULSA. There is generally no bleeding associated with the procedure; no hospital stay is required; and most TULSA patients report quick recovery to their normal routine. TULSA-PRO is CE marked, Health Canada approved, and 510(k) cleared by the U.S. Food and Drug Administration (“FDA”).

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

The following selected financial information as of and for the three and six months ended June 30, 2026 and 2025 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the six months ended June 30,
	2026	2025
	$	$
Revenue	7,820	4,832
Operating expenses	24,866	28,443
Other (income) expense	(2,574)	1,342
Net loss for the period	16,593	26,419
Basic and diluted loss per share	0.46	0.88

	For the three months ended June 30,
	2026	2025	Change
	$	$	$	%
Revenue	2,483	2,211	272	12%
Cost of sales	536	593	(57)	(10)%
Gross profit	1,947	1,618	329	20%
Gross margin

Expenses
Research and development	5,654	6,098	(444)	(7)%
Selling, general and administrative	7,359	9,326	(1,967)	(21)%
Total operating expenses	13,013	15,424	(2,411)	(16)%

Other (income) expense
Net finance (income) expense	(336)	(343)	7	(2)%
Net foreign exchange (gain) loss	(1,245)	2,168	(3,413)	(157)%
Total other (income) expense	(1,581)	1,825	(3,406)	(187)%

Net loss before income taxes	9,485	15,631	(6,146)	(39)%

Income taxes	55	64	(9)	(14)%

Net loss attributed to shareholders for the period	9,540	15,695	(6,155)	(39)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	950	(2,713)	3,663	(135)%
Net loss and comprehensive loss for the period	10,490	12,982	(2,492)	(19)%

Loss per share
Basic and diluted net loss per common share	0.26	0.52	(0.26)	(50)%
Basic and diluted weighted average common shares outstanding	36,350,665	30,053,142

	For the six months ended June 30,
	2026	2025	Change
	$	$	$	%
Revenue	7,820	4,832	2,988	62%
Cost of sales	2,041	1,361	680	50%
Gross profit	5,779	3,471	2,308	66%
Gross margin

Expenses
Research and development	10,916	10,906	10	—
Selling, general and administrative	13,950	17,537	(3,587)	(20)%
Total operating expenses	24,866	28,443	(3,577)	(13)%

Other (income) expense
Net finance (income) expense	(713)	(788)	75	(10)%
Net foreign exchange (gain) loss	(1,861)	2,130	(3,991)	(187)%
Total other (income) expense	(2,574)	1,342	(3,916)	(292)%

Net loss before income taxes	16,513	26,314	(9,801)	(37)%

Income taxes	80	105	(25)	(24)%

Net loss attributed to shareholders for the period	16,593	26,419	(9,826)	(37)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	1,955	(2,816)	4,771	(169)%
Net loss and comprehensive loss for the period	18,548	23,603	(5,055)	(21)%

Loss per share
Basic and diluted net loss per common share	0.46	0.88	(0.42)	(48)%
Basic and diluted weighted average common shares outstanding	36,324,393	30,055,047

Key Components of Our Results of Operations

Revenue

We deploy a hybrid revenue business model in the United States to market TULSA-PRO by charging for the system separately as capital and an additional charge for the one-time-use devices. The Sonalleve product is marketed primarily outside North America deploying a one-time capital sales model with limited recurring service revenue. Outside of North America, we generate most of our revenues from our system sales (both TULSA-PRO and Sonalleve) in Europe and Asia where we deploy a hybrid business model, charging for the system separately as capital and an additional charge for the one-time-use devices. Revenue is comprised of (a) recurring – non-capital revenue, which consists of the sale of one-time-use devices and services associated with maintenance contracts and (b) capital equipment, which is the one-time sale of capital equipment and the lease of capital equipment.

For the three months ended June 30, 2026, we recorded revenue totaling $2,483, consisting of $871 from the one-time sale of capital equipment and $1,612 from recurring – non-capital revenue. For the three months ended June 30, 2025, we recorded revenue of $2,211, consisting of $650 from the one-time sale of capital equipment and $1,561 from recurring – non-capital revenue. The increase of $272, or 12%, in revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was the result of higher recurring revenue and capital sales overseas during the second quarter of 2026.

For the six months ended June 30, 2026, we recorded revenue totaling $7,820, consisting of $3,734 from the one-time sale of capital equipment and $4,086 from recurring – non-capital revenue. For the six months ended June 30, 2025, we recorded revenue of $4,832, consisting of $1,470 from the one-time sale of capital equipment and $3,362 from recurring – non-capital revenue. The increase of $2,988, or 62%, in revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by higher capital sales in the United States and overseas.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended June 30, 2026, we recorded a cost of sales of $536, related to the sale of medical devices, capital and non-capital, which reflects 78% gross profit. For the three months ended June 30, 2025, we recorded a cost of sales of $593, which reflects a 73% gross profit. The decrease of $57, or 10%, in cost of sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was the result of the sale of multiple systems under existing operating leases to customers. The gross profit was higher in the three months ended June 30, 2026 by $329, or 20%, due to growth in the number of one-time-use devices sold.

For the six months ended June 30, 2026, we recorded a cost of sales of $2,041, related to the sale of medical devices, capital and non-capital, which reflects a 74% gross profit. For the six months ended June 30, 2025, we recorded a cost of sales of $1,361, which reflects a 72% gross profit. The increase of $680, or 50%, in cost of sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was the result of a different product combination whereby more capital equipment was sold which contains a higher margin. The gross profit was higher in the six months ended June 30, 2026 by $2,308, or 66%, due to growth in the number of capital systems sold.

Operating Expenses

Operating expenses consist of two components: research and development (“R&D”) and selling, general and administrative (“SG&A”).

R&D Expenses

R&D expenses are comprised of costs incurred in performing R&D activities, including new product development, continuous product improvement, investment in clinical trials and related manufacturing costs, materials and supplies, salaries and benefits, consulting fees, patent procurement costs, and occupancy costs related to R&D activity.

For the three months ended June 30, 2026, R&D expenses decreased by $444, or 7%, to $5,654 compared to $6,098 for the three months ended June 30, 2025. The decrease in R&D expenses was largely due to a reduction in clinical trial costs due to CAPTAIN trial enrollment completion. Offsetting these costs was an increased headcount, travel expenditures and higher consulting expenditures due to spending on R&D initiatives to reduce product costs and improve quality and efficiencies of our products.

For the six months ended June 30, 2026, R&D expenses increased by $10, or nil%, to $10,916 compared to $10,906 for the six months ended June 30, 2025. The increase in R&D expenses was largely due to increased headcount, travel expenditures and higher consulting expenditures due to spending on R&D initiatives to reduce product costs and improve quality and efficiencies of our products. Offsetting these costs were a reduction in clinical trial costs due to CAPTAIN trial enrollment completion.

These expenses emphasize our commitment to the ongoing development and improvement of the products while further demonstrating the commitment to a reliable and customizable product.

SG&A expenses

Selling, general and administrative expenses are comprised of business development costs related to the market development activities and commercialization of our systems, including salaries and benefits, marketing support functions, occupancy costs, insurance, various management and administrative support functions and other miscellaneous marketing and management costs.

SG&A expenses for the three months ended June 30, 2026 decreased by $1,967, or 21%, to $7,359 compared to $9,326 for the three months ended June 30, 2025. The decrease in SG&A was primarily due to decreased salary and commission expenses related to lower headcount in sales force, a reduction in travel expenses, an overall discount in our insurance premiums for the same coverage from the prior year and a reduction in bad debt expense. Offsetting these expenses was an increase in promotion and marketing expenses.

SG&A expenses for the six months ended June 30, 2026 decreased by $3,587, or 20%, to $13,950 compared to $17,537 for the six months ended June 30, 2025. The decrease in SG&A was primarily due to decreased salaries and commission payments, a reduction in consulting fees and travel expenses, an overall discount in our insurance premiums for the same coverage from the prior year and a reduction in bad debt expense. Offsetting these expenses was an increase in promotion and marketing expenses.

Net finance income

Net finance income is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; and (ii) interest income from cash.

Net finance income decreased by $7 to ($336) during the three months ended June 30, 2026, compared to ($343) during the three months ended June 30, 2025. The decrease in net finance income was primarily due to a decrease in interest income from cash.

Net finance income decreased by $75 to ($713) during the six months ended June 30, 2026, compared to ($788) during the six months ended June 30, 2025. The decrease in net finance income was primarily due to a decrease in interest income from cash.

Net foreign exchange (gain) loss

Net foreign exchange (gain) loss is primarily comprised of the change in the foreign exchange rates for the Company’s foreign currency denominated cash, trade receivables and accounts payable.

Net foreign exchange (gain) loss decreased by $3,413 to ($1,245) during the three months ended June 30, 2026, compared to $2,168 during the three months ended June 30, 2025. The decrease in net foreign exchange (gain) loss was primarily due to an increase in the EUR and USD currency rates.

Net foreign exchange (gain) loss decreased by $3,991 to ($1,861) during the six months ended June 30, 2026, compared to $2,130 during the six months ended June 30, 2025. The decrease in net foreign exchange (gain) loss was primarily due to an increase in the EUR and USD currency rates.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $38,271 compared to $59,723 as of December 31, 2025. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Loan (as defined below).

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

Use of Proceeds

2025 Offering and non-brokered private placement

We received net proceeds of $40,801 from the public offering and the private placement (together, the “2025 Offering”) completed in December 2025. We intend to use net proceeds from the 2025 Offering to fund the continued commercialization of the TULSA-PRO system in the United States, the continued development and commercialization of the TULSA-PRO system and the Sonalleve system globally and for working capital and general corporate purposes. In addition, there have been no material adjustments to the cost or timing of the business objective previously disclosed in such prospectus supplement.

Total spending of proceeds
from the 2025
Offering as of
June 30, 2026
$
TULSA-PRO commercialization	17,075
Sonalleve development and commercialization	4,269
Working capital and general corporate purposes	5,563
Total	26,907

CIBC Loan

On March 3, 2025, we entered into an amended and restated credit agreement (the “CIBC Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended the terms of the loan with CIBC (the “CIBC Loan”) and the existing long-term debt provided under the original credit agreement with CIBC was repaid with proceeds from a new revolving line of credit provided by CIBC to us. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. Following an amendment to the CIBC Credit Agreement on September 30, 2025, the amended financial covenants are that unrestricted cash is at all times greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same period in the prior fiscal year, reported on a quarterly basis. We are in compliance with these financial covenants as of June 30, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

The obligations are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027 and provides an option to increase the amount of the revolving commitment by $5,000 within 18 months from March 3, 2025, subject to achieving a minimum trailing 12 month revenue exceeding $15,000. The exercise of the option would result in the size of the revolving commitment increasing from $10,000 to a maximum of $15,000. Additionally, the CIBC Credit Agreement provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six months ended June 30,
	2026	2025
	$	$
Cash provided by (used in) operating activities	(19,921)	(22,027)
Cash provided by (used in) financing activities	—	(290)
Foreign exchange on cash	(1,531)	2,600
Net increase (decrease) in cash	(21,452)	(19,717)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $(19,921), primarily attributable to a net loss of $16,593 and $5,593 in net operating assets and liabilities, partially offset by $2,265 of non-cash charges. The cash used in operating activities was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in marketing and promotion fees and increased travel. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash used in operating activities for the six months ended June 30, 2025 was $(22,027). The principal use of the operating cash flows during the period related to a net loss of $26,419 and an increase in net operating assets and liabilities of $1,616 and non-cash charges of $2,776. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel, clinical trial costs and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2026 was $nil.

Net cash provided by (used in) financing activities for the six months ended June 30, 2025 was $(290) from the repayments of long-term debt principal.

Foreign Exchange on Cash

Cash was impacted by the change in the foreign exchange rates for the Company’s foreign currency denominated cash. The value of our currencies decreased, resulting in a decrease in our cash holdings.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report on Form 10-K, which was filed with the SEC on March 5, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

PROFOUND MEDICAL CORP.

Date: August 6, 2026	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Rashed Dewan
Name: Rashed Dewan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)