Form 10-Q
period 2026-09-30
Profound Medical Corp.
filed 2026-11-05
CIK 1628808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 36,626,844 common shares, no par value per share, outstanding.

EXPLANATORY NOTE

Profound Medical Corp. (the “Company”) qualifies as a “Foreign Private Issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is exempt from filing quarterly reports on Form 10-Q by virtue of Rules 13a-13 and 15d-13 under the Exchange Act. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Form 10-Q – QUARTERLY REPORT

For the Quarter Ended September 30, 2026

i

Profound Medical Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
	$	$
Assets

Current assets:
Cash	33,343	59,723
Trade and other receivables, net (note 3)	10,991	7,200
Inventory (note 4)	10,242	8,238
Prepaid expenses and deposits	253	928
Total current assets	54,829	76,089

Trade and other receivables, net (note 3)	—	300
Property and equipment, net (note 5)	430	698
Intangible assets, net (note 6)	115	138
Right-of-use assets, net (note 9)	2,687	184
Deferred tax assets, net	93	66
Total assets	58,154	77,475

Liabilities

Current liabilities:
Accounts payable	1,048	1,563
Accrued expenses and other current liabilities (note 7)	5,517	3,815
Deferred revenue	805	445
Long-term debt (note 8)	4,512	—
Lease liabilities (note 9)	105	213
Income tax payable	77	39
Total current liabilities	12,064	6,075

Deferred revenue	743	388
Long-term debt (note 8)	—	4,499
Lease liabilities (note 9)	2,741	—
Other non-current liabilities	93	79
Total liabilities	15,641	11,041

Shareholders’ equity

Common shares, no par value, unlimited shares authorized, 36,626,844 and 36,293,640 issued and outstanding at September 30, 2026 and December 31, 2025, respectively (note 10)	326,108	323,839
Additional paid-in capital	25,256	25,310
Accumulated other comprehensive income	3,204	5,025
Accumulated deficit	(312,055)	(287,740)
Total shareholders’ equity	42,513	66,434

Total liabilities and shareholders’ equity	58,154	77,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(USD in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Revenue (note 12)
Recurring - non-capital	4,106	4,066	8,192	7,428
Capital equipment	5,724	1,223	9,458	2,693
	9,830	5,289	17,650	10,121
Cost of sales	2,150	1,358	4,191	2,719
Gross profit	7,680	3,931	13,459	7,402

Operating expenses
Research and development	5,806	5,418	16,722	16,324
Selling, general and administrative	9,695	7,426	23,645	24,963
Total operating expenses	15,501	12,844	40,367	41,287

Operating loss	7,821	8,913	26,908	33,885

Other (income) expenses
Net finance income	(196)	(122)	(909)	(910)
Net foreign exchange (gain) loss	101	(935)	(1,760)	1,194
Total other (income) expenses	(95)	(1,057)	(2,669)	284

Net loss before income taxes	7,726	7,856	24,239	34,169

Income tax expense	8	100	103	219
Deferred tax (recovery) expense	(12)	21	(27)	7
Total income tax (recovery) expense	(4)	121	76	226

Net loss attributed to shareholders for the period	7,722	7,977	24,315	34,395

Other comprehensive (income) loss
Item that may be reclassified to (income) loss
Foreign currency translation adjustment	(134)	808	1,821	(2,008)

Net loss and other comprehensive loss for the period	7,588	8,785	26,136	32,387

Loss per share (note 13)
Basic and diluted net loss per common share	0.21	0.26	0.67	1.14
Basic and diluted weighted average common shares outstanding	36,556,064	30,104,497	36,402,550	30,119,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Tota1
	Shares	Amount $	$	$	$	$
Balance - December 31, 2025	36,293,640	323,839	25,310	5,025	(287,740)	66,434
Net loss for the period	—	—	—	—	(7,053)	(7,053)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(1,005)	—	(1,005)
Vesting of DSUs (note 11)	10,000	68	(68)	—	—	—
Vesting of RSUs (note 11)	33,997	256	(256)	—	—	—
Share-based compensation (note 11)	—	—	1,048	—	—	1,048
Balance – March 31, 2026	36,337,637	324,163	26,034	4,020	(294,793)	59,424

Net loss for the period	—	—	—	—	(9,540)	(9,540)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(950)	—	(950)
Vesting of DSUs (note 11)	16,128	96	(96)	—	—	—
Vesting of RSUs (note 11)	178,829	1,124	(1,124)	—	—	—
Share-based compensation (note 11)	—	—	874	—	—	874
Balance – June 30, 2026	36,532,594	325,383	25,688	3,070	(304,333)	49,808

Net loss for the period	—	—	—	—	(7,722)	(7,722)
Cumulative translation adjustment – net of tax of $nil	—	—	—	134	—	134
Vesting of DSUs (note 11)	6,668	58	(58)	—	—	—
Vesting of RSUs (note 11)	79,833	612	(612)	—	—	—
Exercise of share options (note 11)	7,749	55	(19)	—	—	36
Share-based compensation (note 11)	—	—	257	—	—	257
Balance – September 30, 2026	36,626,844	326,108	25,256	3,204	(312,055)	42,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(USD in thousands)

(unaudited)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated
	Common Shares		Capital	Income	Deficit	Total
	Shares	Amount $	$	$	$	$
Balance - December 31, 2024	30,039,809	281,552	21,298	2,742	(245,170)	60,422
Net loss for the period	—	—	—	—	(10,724)	(10,724)
Cumulative translation adjustment – net of tax of $nil	—	—	—	103	—	103
Vesting of RSUs (note 11)	13,333	89	(89)	—	—	—
Share-based compensation (note 11)	—	—	989	—	—	989
Balance – March 31, 2025	30,053,142	281,641	22,198	2,845	(255,894)	50,790

Net loss for the period	—	—	—	—	(15,695)	(15,695)
Cumulative translation adjustment – net of tax of $nil	—	—	—	2,713	—	2,713
Share-based compensation (note 11)	—	—	1,451	—	—	1,451
Balance – June 30, 2025	30,053,142	281,641	23,649	5,558	(271,589)	39,259

Net loss for the period	—	—	—	—	(7,977)	(7,977)
Cumulative translation adjustment – net of tax of $nil	—	—	—	(808)	—	(808)
Vesting of RSUs (note 11)	132,115	1,036	(1,036)	—	—	—
Vesting of DSUs (note 11)	8,335	74	(74)	—	—	—
Share-based compensation (note 11)	—	—	1,669	—	—	1,669
Balance – September 30, 2025	30,193,592	282,751	24,208	4,750	(279,566)	32,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Profound Medical Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
	$	$
Cash flows from operating activities
Net loss for the period	(24,315)	(34,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment (note 5)	345	311
Amortization of intangible assets (note 6)	23	140
Non-cash lease expense adjustment	148	(28)
Share-based compensation (note 11)	2,179	4,109
Interest and accretion expense	12	58
Changes in operating assets and liabilities:
Trade and other receivables (note 3)	(3,867)	(908)
Inventory (note 4)	(2,444)	(2,593)
Prepaid expenses and deposits	661	1,158
Accounts payable, accrued expenses and other liabilities (note 7)	1,555	338
Deferred revenue	766	101
Income taxes payable	40	58
Deferred tax assets	(30)	10
Net cash used in operating activities	(24,927)	(31,641)

Cash flows from financing activities
Repayments of long-term debt (note 8)	—	(290)
Proceeds from the exercise of stock options (note 11)	36	—
Net cash provided by (used in) financing activities	36	(290)

Net decrease in cash	(24,891)	(31,931)
Effect of exchange rate changes on cash	(1,489)	1,845
Cash, beginning of period	59,723	54,912
Cash, end of period	33,343	24,826

Supplemental cash flow information:
Interest paid	227	251
Income taxes paid, net of refunds received	63	100

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

Unaudited condensed consolidated financial statements

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The financial data and other information disclosed in these notes to the consolidated financial statements related to September 30, 2026, and the three and nine months ended September 30, 2026 and 2025, are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 5, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2026, and the results of its operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other period or for any future year and should be read in conjunction with the annual consolidated financial statements included in the Annual Report.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the allocation of transaction prices and timing of revenue recognition, assumptions related to the determination of expected credit losses, and the valuation of stock options. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

3	Trade and other receivables, net

Trade receivables and other receivables, net, as of September 30, 2026 and December 31, 2025 consists of the following:

	September 30,	December 31,
	2026	2025
	$	$
Trade receivables, gross	11,681	7,621
Contract assets, gross	—	386
Trade receivables and contract assets	11,681	8,007
Allowance for expected credit losses	(1,185)	(898)
Trade receivables, net	10,496	7,109
Tax receivables	412	311
Other receivables	83	80
Total trade and other receivables, net	10,991	7,500
Less: Current portion	10,991	7,200
Long-term portion	—	300

The activity in the allowance for expected credit losses for trade receivables and contract assets was as follows:

	September 30,	December 31,
	2026	2025
	$	$
Balance - Beginning of the period	898	158
Write off against the allowance	(375)	—
Provision for allowance for expected credit losses	662	740
Balance - End of the period	1,185	898

4	Inventory

Inventory as of September 30, 2026 and December 31, 2025 consists of the following:

	September 30,	December 31,
	2026	2025
	$	$
Finished goods	5,295	5,280
Raw materials	4,947	2,958
Inventory	10,242	8,238

During the three and nine months ended September 30, 2026, $2,039 and $3,900, respectively (three and nine months ended September 30, 2025 - $1,275 and $2,431, respectively) of inventory was recognized in cost of sales.

5	Property and equipment, net

The major components of property and equipment, net, as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30,	December 31,
	2026	2025
	$	$
Leasehold improvements	542	542
Equipment	176	176
Equipment under operating lease	1,422	1,571
Total	2,140	2,289
Accumulated depreciation	(1,710)	(1,591)
Property and equipment, net	430	698

Depreciation expense for the three and nine months ended September 30, 2026 was $126 and $345, respectively (three and nine months ended September 30, 2025 - $93 and $311, respectively). During the three and nine months ended September 30, 2026, the Company sold $72 and $226, respectively (three and nine months ended September 30, 2025 - $387 and $600, respectively) of equipment under operating lease to a customer.

6	Intangible assets

The major components of intangible assets as of September 30, 2026 and December 31, 2025 consist of:

		September 30, 2026			December 31, 2025
		$			$
	Weighted
	Average
	Remaining		Accumulated			Accumulated
	Useful	Gross	Amortization	Net	Gross	Amortization	Net
	Lives	Carrying	and	Carrying	Carrying	and	Carrying
	(Years)	Amount	Impairments	Amount	Amount	Impairments	Amount
Exclusive license agreement	2.9	231	(176)	55	231	(158)	73
Software	—	978	(978)	—	978	(978)	—
Distribution rights	14.1	66	(6)	60	66	(1)	65
		1,275	(1,160)	115	1,275	(1,137)	138

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

7	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30,	December 31,
	2026	2025
	$	$
Accrued employee compensation	3,329	2,347
Clinical trials	728	524
Other general accruals	1,460	944
Accrued expenses and other current liabilities	5,517	3,815

8	Long-term debt

On March 3, 2025, the Company entered into an amended and restated credit agreement (the “CIBC Credit Agreement”), with Canadian Imperial Bank of Commerce (“CIBC”) which amended the terms of the CIBC Loan and the existing long-term debt provided under the Original CIBC Credit Agreement was repaid with proceeds from a new revolving line of credit provided by CIBC to Profound. This was accounted for as a modification of debt whereby a new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. Following an amendment to the CIBC Credit Agreement on September 30, 2025, the amended financial covenants are that unrestricted cash is at all times the greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same period in the prior fiscal year, reported on a quarterly basis. The Company is in compliance with these financial covenants as of September 30, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

The obligations are secured by, inter alia, a general security agreement over the assets and the assets of the Company’s subsidiaries. The revolving line of credit matures on March 3, 2027 and provides that Profound may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

	September 30,	December 31,
	2026	2025
	$	$
Balance - Beginning of period	4,499	4,661
Interest expense	239	394
Interest paid	(227)	(331)
Foreign exchange	1	65
Repayment	—	(290)
Balance - End of period	4,512	4,499
Less: Current portion	4,512	—
Long-term portion	—	4,499

9	Leases

Leases where the Company is the Lessee

The Company leases certain office premises. In January 2026, the Company entered into a lease modification agreement for one of its office premises that extended the lease term and modified the payment schedule. This modification did not provide the Company with the right to use any additional underlying assets and therefore was accounted for as a modification of an existing operating lease, resulting in a remeasurement of the related operating lease liability using an updated incremental borrowing rate and a corresponding adjustment to the right‑of‑use asset. The extension commenced October 1, 2026, with fixed payment structures expiring in 2033. Lease liabilities and corresponding right-of-use assets were recognized based on the present value of future lease payments.

Lease expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	$	$
Operating lease costs	116	63
Total lease costs	116	63

	Nine Months Ended September 30,
	2026	2025
	$	$
Operating lease costs	353	179
Total lease costs	353	179

Other information related to operating leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	214	212
Weighted average remaining lease term	7.00 years	0.75 years
Weighted average discount rate	5.50%	5.99%

Maturities of the operating lease liabilities and minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year as of September 30, 2026 were as follows:

2026	—
2027	378
2028	498
2029	513
2030	529
Thereafter	1,535
Total	3,453
Less: Imputed interest	607
Present value of remaining lease payments	2,846
Less: Current portion	105
Non-current portion	2,741

10	Share capital

Common shares

The Company is authorized to issue an unlimited number of common shares.

	September 30,	December 31,
	2026	2025
Issued and outstanding (with no par value)	$	$
36,626,844 (December 31, 2025 – 36,293,640) common shares	326,108	323,839

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

Share options

Effective May 20, 2020, the Company adopted amendments to the share option plan (the Share Option Plan). The aggregate maximum number of common shares that may be issued under the Share Option Plan, together with all other security-based compensation arrangements of the Company, is limited to 13% of the issued and outstanding common shares. The current maximum number of common shares reserved for issuance under the share option plan together with the long-term incentive plan is 4,761,489 common shares (or such other number as may be approved by the holders of the voting shares of the Company).

As of September 30, 2026, 2,748,199 (December 31, 2025 – 2,142,522) options were outstanding. Each share option granted allows the holder to purchase one common share, at an exercise price not less than the lesser of the closing trading price of the common shares on the TSX (or other exchange where the common shares are listed), on the date a share option is granted and the volume-weighted average price of the common shares for the five trading days immediately preceding the date the share option is granted. Share options granted under the Share Option Plan generally have a maximum term of ten years and vest over a period of up to four years.

A summary of the share option activity during the period presented and the total number of share options outstanding as of those dates are set forth below:

		Weighted average
	Number	exercise price
	of options	C$
Balance - December 31, 2025	2,142,522	13.53
Granted	1,024,150	9.59
Exercised	(7,749)	6.39
Forfeited/expired	(410,724)	12.67
Balance - September 30, 2026	2,748,199	12.21
Exercisable - September 30, 2026	1,375,249	14.38
Expected to vest - September 30, 2026	2,748,199	12.21

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

	March 17,	May 19,	June 11,	September 17,
Grant date	2026	2026	2026	2026
Exercise price	C$7.58	C$9.63	C$9.41	C$9.76
Expected volatility	68%	67%	67%	66%
Expected life of options	6 years	6 years	6 years	6 years
Risk-free interest rate	3.00%	3.45%	3.32%	3.24%
Dividend yield	—	—	—	—

The weighted average grant date fair values of share options granted for the three and nine months ended September 30, 2026 were C$4.85 and C$4.92, respectively (three and nine months ended September 30, 2025 - C$4.17 and C$4.55).

Long-term incentive plan

Effective May 17, 2023, the Company adopted the amended long term incentive plan (the LTIP). The LTIP is an incentive-based equity compensation plan that provides for the grant of restricted share units (the RSUs) and deferred share units (the DSUs, together with the RSUs, the Units). The aggregate maximum number of common shares that may be reserved for issuance under the LTIP in respect of grants of RSUs and DSUs is limited to 4.9% of the issued and outstanding common shares on a non-diluted basis, provided that, the maximum number of common shares which may be reserved for issuance pursuant to all of the Company’s security-based compensation arrangements shall not in the aggregate exceed 13% of the issued and outstanding common shares on a non-diluted basis. The Company may grant RSUs to officers, directors, employees, or consultants of the Company or any of its affiliates and any such person’s personal holding company, as designated by the Board in a resolution upon the terms and conditions set forth in a grant agreement. DSUs may be granted to any director of the Company who has been designated by the Company for participation in the LTIP and who has agreed to participate in the LTIP. Each Unit represents the right to receive one common share in accordance with the terms of the LTIP. The number of Units granted at any particular time will be calculated by dividing the dollar amount of such grant by the market value of a common share on the applicable grant date, which is equal to the volume weighted average trading price of all common shares traded on the TSX (or other exchange where the common shares are listed) for the five trading days immediately preceding such date. RSUs and DSUs granted under the LTIP vest over a period of up to three years, subject to DSU deferral features.

The following table summarizes RSUs activities:

		Weighted
		average grant
		date fair value
	Number of	per share
	RSUs	C$
Balance - December 31, 2025	859,335	9.23
Granted	732,930	8.24
Vested	(292,659)	9.62
Forfeited	(205,005)	8.70
Balance - September 30, 2026	1,094,601	8.56

A summary of the DSUs changes during the period are set forth below:

		Weighted
		average grant
		date fair value
	Number of	per share
	DSUs	C$
Balance - December 31, 2025	135,490	9.39
Granted	51,324	9.36
Vested	(32,796)	9.56
Forfeited	(17,098)	9.37
Balance - September 30, 2026	136,920	9.34

Share-based compensation expense

The following table presents the components and classification of share-based compensation recognized for share options, RSUs, and DSUs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Share options	(47)	686	600	1,444
RSUs	217	846	1,421	1,715
DSUs	87	137	158	950
Share-based compensation	257	1,669	2,179	4,109

Cost of sales	4	9	(15)	19
Research and development	109	398	531	986
Selling, general and administrative	144	1,262	1,663	3,104
Share-based compensation	257	1,669	2,179	4,109

12	Revenue

The following table provides information about disaggregated revenue by products and services:

	Three Months Ended September 30,
	2026	2025
	$	$
Timing of transfer of control
Point in time revenue	9,606	5,096
Service revenue recognized over time	224	193
	9,830	5,289

	Nine Months Ended September 30,
	2026	2025
	$	$
Timing of transfer of control
Point in time revenue	17,046	9,571
Service revenue recognized over time	604	550
	17,650	10,121

13	Loss per share

The following table shows the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Net loss for the period	7,722	7,977	24,315	34,395
Weighted average number of common shares	36,556,064	30,104,497	36,402,550	30,119,569
Basic and diluted loss per share	0.21	0.26	0.67	1.14

The computation of diluted loss per share is equal to the basic loss per share due to the anti-dilutive effect of the share options, RSUs and DSUs. Of the 2,748,199 (September 30, 2025 – 2,149,479) share options, 1,094,601 (September 30, 2025 – 963,005) RSUs, and 136,920 (September 30, 2025 – 143,820) DSUs that are not included in the calculation of diluted loss per share for the period ended September 30, 2026, 1,375,249 (September 30, 2025 – 1,170,100) were exercisable.

14	Segment reporting

The Company’s operations are categorized into one industry segment, which is medical technology focused on magnetic resonance guided ablation procedures for the treatments to ablate the prostate gland, uterine fibroids, osteoid osteoma and nerves for palliative pain relief for patients with metastatic bone disease. The CODM, which is the Company’s Chief Executive Officer, regularly reviews the operating results of the Company on a consolidated basis as part of making decisions for allocating resources and evaluating performance. Further, the CODM is regularly provided with the consolidated expenses as noted on the consolidated statements of operations and comprehensive loss.

The following tables represent total revenue by geographic area, based on the location of the reporting entity for the three months ended September 30, 2026 and 2025, respectively:

	For the three months ended September 30, 2026
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	1,440	2,052	614	4,106
Capital equipment	3,441	1,466	817	5,724
	4,881	3,518	1,431	9,830

	For the three months ended September 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	119	3,779	168	4,066
Capital equipment	—	1,223	—	1,223
	119	5,002	168	5,289

	For the nine months ended September 30, 2026
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	3,054	4,192	946	8,192
Capital equipment	5,954	2,687	817	9,458
	9,008	6,879	1,763	17,650

	For the nine months ended September 30, 2025
	Canada	USA	Germany	Total
	$	$	$	$
Revenue
Recurring - non-capital	495	6,399	534	7,428
Capital equipment	570	2,123	—	2,693
	1,065	8,522	534	10,121

The following tables represent other geographic information for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	For the period ended September 30, 2026
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	46,007	7,257	1,884	100	2,906	58,154
Intangible assets	115	—	—	—	—	115
Property and equipment	—	285	—	—	145	430
Right-of-use assets	2,687	—	—	—	—	2,687
Amortization of intangible assets	23	—	—	—	—	23
Depreciation of property and equipment	43	272	—	—	30	345

	For the year ended December 31, 2025
	Canada	USA	Germany	China	Finland	Total
	$	$	$	$	$	$
Total assets	63,046	9,791	1,243	137	3,258	77,475
Intangible assets	138	—	—	—	—	138
Property and equipment	41	481	—	—	176	698
Right-of-use assets	184	—	—	—	—	184
Amortization of intangible assets	187	—	—	—	—	187
Depreciation of property and equipment	51	322	—	—	—	373

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

The following selected financial information as of and for the three and nine months ended September 30, 2026 and 2025 have been derived from the unaudited consolidated financial statements and should be read in conjunction with those unaudited consolidated financial statements and related notes.

	For the nine months ended September 30,
	2026	2025
	$	$
Revenue	17,650	10,121
Operating expenses	40,367	41,287
Other (income) expense	(2,669)	284
Net loss for the period	24,315	34,395
Basic and diluted loss per share	0.67	1.14

	For the three months ended September 30,
	2026	2025	Change
	$	$	$	%
Revenue	9,830	5,289	4,541	86%
Cost of sales	2,150	1,358	792	58%
Gross profit	7,680	3,931	3,749	95%
Gross margin	78%	74%

Expenses
Research and development	5,806	5,418	388	7%
Selling, general and administrative	9,695	7,426	2,269	31%
Total operating expenses	15,501	12,844	2,657	21%

Other (income) expense
Net finance (income) expense	(196)	(122)	(74)	61%
Net foreign exchange (gain) loss	101	(935)	1,036	(111)%
Total other (income) expense	(95)	(1,057)	962	(91)%

Net loss before income taxes	7,726	7,856	(130)	(2)%

Income taxes	(4)	121	(125)	(103)%

Net loss attributed to shareholders for the period	7,722	7,977	(255)	(3)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	(134)	808	(942)	(117)%
Net loss and other comprehensive loss for the period	7,588	8,785	(1,197)	(14)%

Loss per share
Basic and diluted net loss per common share	0.21	0.26	(0.05)	(19)%
Basic and diluted weighted average common shares outstanding	36,556,064	30,104,497

	For the nine months ended September 30,
	2026	2025	Change
	$	$	$	%
Revenue	17,650	10,121	7,529	74%
Cost of sales	4,191	2,719	1,472	54%
Gross profit	13,459	7,402	6,057	82%
Gross margin	76%	73%

Expenses
Research and development	16,722	16,324	398	2%
Selling, general and administrative	23,645	24,963	(1,318)	(5)%
Total operating expenses	40,367	41,287	(920)	(2)%

Other (income) expense
Net finance (income) expense	(909)	(910)	1	0%
Net foreign exchange (gain) loss	(1,760)	1,194	(2,954)	(247)%
Total other (income) expense	(2,669)	284	(2,953)	(1,040)%

Net loss before income taxes	24,239	34,169	(9,930)	(29)%

Income taxes	76	226	(150)	(66)%

Net loss attributed to shareholders for the period	24,315	34,395	(10,080)	(29)%

Other comprehensive (income) loss
Item that may be reclassified to profit or loss
Foreign currency translation adjustment	1,821	(2,008)	3,829	(191)%
Net loss and other comprehensive loss for the period	26,136	32,387	(6,251)	(19)%

Loss per share
Basic and diluted net loss per common share	0.67	1.14	(0.47)	(41)%
Basic and diluted weighted average common shares outstanding	36,402,550	30,119,569

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

For the three months ended September 30, 2026, we recorded revenue totaling $9,830, consisting of $5,724 from the one-time sale of capital equipment and $4,106 from recurring – non-capital revenue. For the three months ended September 30, 2025, we recorded revenue of $5,289, consisting of $1,223 from the one-time sale of capital equipment and $4,066 from recurring – non-capital revenue. The increase of $4,541, or 86%, in revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was the result of higher capital sales overseas and within the United States during the third quarter of 2026.

For the nine months ended September 30, 2026, we recorded revenue totaling $17,650, consisting of $9,458 from the one-time sale of capital equipment and $8,192 from recurring – non-capital revenue. For the nine months ended September 30, 2025, we recorded revenue of $10,121, consisting of $2,693 from the one-time sale of capital equipment and $7,428, from recurring – non-capital revenue. The increase of $7,529, or 74%, in revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven by higher capital sales as well as recurring revenue.

Cost of Sales

Cost of sales primarily includes the cost of finished goods, depreciation of equipment under lease, inventory write-downs, royalties, warranty expenses, freight and direct overhead and labor expenses necessary to acquire or manufacture the finished goods.

For the three months ended September 30, 2026, we recorded a cost of sales of $2,150, related to the sale of medical devices, capital and non-capital, which reflects 78% gross margin. For the three months ended September 30, 2025, we recorded a cost of sales of $1,358, which reflects a 74% gross margin. The increase of $792, or 58%, in cost of sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was the result of increase in volume of sale of capital systems, which contains a higher margin and continued strong price discipline. The gross profit was higher in the three months ended September 30, 2026 by $3,749, or 95%, due to growth in the number of capital systems sold.

For the nine months ended September 30, 2026, we recorded a cost of sales of $4,191, related to the sale of medical devices, capital and non-capital, which reflects a 76% gross margin. For the nine months ended September 30, 2025, we recorded a cost of sales of $2,719, which reflects a 73% gross margin. The increase of $1,472, or 54%, in cost of sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was the result of a different product combination whereby more capital equipment was sold which contains a higher margin and continued strong price discipline. The gross profit was higher in the nine months ended September 30, 2026 by $6,057, or 82%, due to growth in the number of capital systems sold.

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

For the three months ended September 30, 2026, R&D expenses increased by $388, or 7%, to $5,806 compared to $5,418 for the three months ended September 30, 2025. The increase in R&D expenses was largely due to increased personnel-related expenses, including higher headcount, travel expenditures and higher consulting and material expenditures due to R&D initiatives to reduce product costs and improve efficiencies and predictability of our products and supply chain.

For the nine months ended September 30, 2026, R&D expenses increased by $398, or 2%, to $16,722 compared to $16,324 for the nine months ended September 30, 2025. The increase in R&D expenses was largely due to increased personnel-related expenses, including higher headcount, travel expenditures and higher consulting and material expenditures due to R&D initiatives to reduce product costs and improve efficiencies and predictability of our products and supply chain. Offsetting these costs were a reduction in clinical trial costs due to CAPTAIN trial enrollment completion.

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

SG&A expenses for the three months ended September 30, 2026 increased by $2,269, or 31%, to $9,695 compared to $7,426 for the three months ended September 30, 2025. The increase in SG&A was primarily due to increased commission expenses driven by our revenue growth, consulting fees for recruitment, severance expense, as well as an increase in promotion and marketing expenses to support our revenue.

SG&A expenses for the nine months ended September 30, 2026 decreased by $1,318, or 5%, to $23,645 compared to $24,963 for the nine months ended September 30, 2025. The decrease in SG&A was primarily due to decreased personnel-related expenses, including share based compensation and lower wages, and an overall discount in our insurance premiums for the same coverage from the prior year. Offsetting these expenses was an increase in consulting fees for recruitment as well as an increase in promotion and marketing expenses.

Net finance income

Net finance income is primarily comprised of the following: (i) the CIBC Credit Agreement (as defined herein) accreting to the principal amount repayable and its related interest expense; and (ii) interest income from cash.

Net finance income increased by $74 to ($196) during the three months ended September 30, 2026, compared to ($122) during the three months ended September 30, 2025. The increase in net finance income was primarily due to an increase in interest income from cash.

Net finance income decreased by $1 to ($909) during the nine months ended September 30, 2026, compared to ($910) during the nine months ended September 30, 2025. Net finance income remained substantially consistent with the prior-year period.

Net foreign exchange (gain) loss

Net foreign exchange (gain) loss is primarily comprised of the change in the foreign exchange rates for the Company’s foreign currency denominated cash, trade receivables and accounts payable.

Net foreign exchange (gain) loss increased by $1,036 to $101 during the three months ended September 30, 2026, compared to ($935) during the three months ended September 30, 2025. The increase in net foreign exchange (gain) loss was primarily due to exposure changes and a decrease in the EUR and CAD currency rates.

Net foreign exchange (gain) loss decreased by $2,954 to ($1,760) during the nine months ended September 30, 2026, compared to $1,194 during the nine months ended September 30, 2025. The decrease in net foreign exchange (gain) loss was primarily due to an increase in the EUR and CAD currency rates.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $33,343 compared to $59,723 as of December 31, 2025. Historically, our primary source of cash has been financing activities, e.g., equity offerings as well as the CIBC Loan (as defined below).

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

Total spending of proceeds
from the 2025
Offering as of
September 30, 2026
$
TULSA-PRO commercialization	28,267
Sonalleve development and commercialization	5,856
Working capital and general corporate purposes	6,678
Total	40,801

CIBC Loan

On March 3, 2025, we entered into an amended and restated credit agreement (the “CIBC Credit Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), which amended the terms of the loan with CIBC (the “CIBC Loan”) and the existing long-term debt provided under the original credit agreement with CIBC was repaid with proceeds from a new revolving line of credit provided by CIBC to us. The line of credit bears interest at the Wall Street Journal Prime Rate subject to a floor of 6.25%. Following an amendment to the CIBC Credit Agreement on September 30, 2025, the amended financial covenants are that unrestricted cash is at all times the greater of: (i) to the extent that EBITDA is a negative number or loss for the most recent six-month period, the amount of such loss, or (ii) $10,000, reported on a monthly basis and that revenue for the 12 month period must be 15% greater than revenue for the same period in the prior fiscal year, reported on a quarterly basis. We are in compliance with these financial covenants as of September 30, 2026. Future compliance with the financial covenants included in the CIBC Credit Agreement is dependent upon achieving certain revenue, EBITDA, and anticipated unrestricted cash levels.

The obligations are secured by, inter alia, a general security agreement over our assets and the assets of our subsidiaries. The revolving line of credit matures on March 3, 2027 and provides that we may request a one-time increase in the principal amount of the revolving line of credit up to a maximum amount of $10,000, which is subject to the approval of CIBC in its sole discretion.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine months ended September 30,
	2026	2025
	$	$
Cash provided by (used in) operating activities	(24,927)	(31,641)
Cash provided by (used in) financing activities	36	(290)
Foreign exchange on cash	(1,489)	1,845
Net increase (decrease) in cash	(26,380)	(30,086)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $(24,927), primarily attributable to a net loss of $24,315 and $3,319 in net operating assets and liabilities, partially offset by $2,707 of non-cash charges. The cash used in operating activities was primarily due to the increased efforts supporting the commercialization and expansion of our products which resulted in an increase in marketing and promotion fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Net cash used in operating activities for the nine months ended September 30, 2025 was $(31,641). The principal use of the operating cash flows during the period related to a net loss of $34,395 and a change in net operating assets and liabilities of $(1,836) and in non-cash charges of $4,590. The cash used in operating expenses was primarily due to the increased efforts supporting the commercialization and expansion of our products. This resulted in an increase in headcount, travel, clinical trial costs and marketing fees. Non-cash charges consisted primarily of share-based compensation, amortization and depreciation.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2026 was $36 from the exercise of share options.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2025 was $(290) from the repayments of long-term debt principal.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. You should read this description of our controls and procedures together with “Item 9A. Controls and Procedures” included in our Annual Report on Form 10-K, which was filed with the SEC on March 5, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Articles of Incorporation		Form S-8 (Exhibit 4.1)	11/7/2019	333-234574
3.2	Articles of Amendment		Form S-8 (Exhibit 4.2)	11/7/2019	333-234574
3.3	Articles of Amalgamation		Form S-8 (Exhibit 4.3)	11/7/2019	333-234574
3.4	Bylaws		Form S-8 (Exhibit 4.4)	11/7/2019	333-234574
10.1#	Employment Agreement, dated as of September 1, 2026, by and between Profound Medical Corp. and Richard R. Fabian	X
10.2#*	Mutual Separation Agreement, dated August 14, 2026, by and between Profound Medical Corp. and Rashed Dewan	X
10.3#*	Contractor Services Agreement, dated August 14, 2026, by and between Profound Medical Corp. and Rashed Dewan	X
10.4‡*	Supply and Distribution Agreement, effective as of October 23, 2026, by and between Profound Medical (U.S.) Inc. and Cook Medical Holdings LLC		Form 8-K (Exhibit 10.1)	11/3/2026	001-39032
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32†	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

# Indicates a management contract or compensatory plan or arrangement.

‡ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFOUND MEDICAL CORP.

Date: November 5, 2026	By:	/s/ Arun Menawat
Name: Arun Menawat
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Matthew Sobczyk
Name: Matthew Sobczyk
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)